Form 10-Q
period 2007-06-30
FSP 50 South Tenth Street Corp
filed 2007-08-10
CIK 1379075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2007.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to __________.

                        Commission File Number: 000-52551

                         FSP 50 South Tenth Street Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     20-5530367
    -------------------------------                       -------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (781) 557-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  |_|                                             NO |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        YES  |_|                                             NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700 each as of August 10, 2007.

                         FSP 50 South Tenth Street Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 2007 and
                  December 31, 2006........................................    2

                  Statements of Operations for the three and six months
                  ended June 30, 2007......................................    3

                  Statement of Cash Flows for the six months ended
                  June 30, 2007............................................    4

                  Notes to Financial Statements............................  5-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 8-11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk..............................................   12

         Item 4.  Controls and Procedures..................................   12


Part II. Other Information

         Item 1.  Legal Proceedings........................................   13

         Item 1A. Risk Factors ............................................13-18

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds..........................................   18

         Item 3.  Defaults Upon Senior Securities..........................   18

         Item 4.  Submission of Matters to a Vote of Security Holders......   18

         Item 5.  Other Information........................................   18

         Item 6.  Exhibits.................................................   18

Signatures.................................................................   19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         FSP 50 South Tenth Street Corp.
                                 Balance Sheets
                                   (Unaudited)

(in thousands, except share and par value amounts)                               June 30, 2007   December 31, 2006
==================================================================================================================

Assets:
Real estate investments, at cost:
     Land                                                                            $  21,974           $  21,974
     Buildings and improvements                                                         97,353              97,321
------------------------------------------------------------------------------------------------------------------
                                                                                       119,327             119,295
     Less accumulated depreciation                                                       1,665                 416
------------------------------------------------------------------------------------------------------------------
Real estate investments, net                                                           117,662             118,879

Acquired real estate leases, net of accumulated amortization
     of $721 and $213                                                                    5,726               6,234
Acquired favorable real estate leases, net of accumulated
     amortization of $344 and $109                                                       2,854               3,089
Cash and cash equivalents                                                                9,356               8,355
Cash - held in escrow                                                                      561                 721
Tenant rent receivable                                                                     115                  28
Step rent receivable                                                                       290                 115
Deferred leasing costs, net of accumulated amortization of $1 and $0                        12                   7
Deferred financing costs, net of accumulated amortization of $30 and $0                    266                 296
Prepaid expenses and other assets                                                           19                  80
------------------------------------------------------------------------------------------------------------------
      Total assets                                                                   $ 136,861           $ 137,804
==================================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                                $     479           $     406
Distribution payable                                                                        --                 370
Tenant security deposits                                                                    28                  28
Loan payable                                                                            76,200              76,200
Acquired unfavorable real estate leases, net of accumulated
     amortization of $134 and $34                                                        1,348               1,448
------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 78,055              78,452
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                              --                  --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 1,540 shares authorized,
       700 and 699.75 issued and outstanding, aggregate liquidation preference $70,000 and $69,975 at June 30, 2007 and
       December 31, 2006, respectively                                                      --                  --

     Common Stock, $.01 par value, 1 share
        authorized, issued and outstanding                                                  --                  --
     Additional paid-in capital                                                         64,224              64,201
     Retained deficit and distributions in excess of earnings                           (5,418)             (4,849)
------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                         58,806              59,352
------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                      $ 136,861           $ 137,804
==================================================================================================================
                                                                   See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                      For the              For the
                                                                Three Months Ended    Six Months Ended
(in thousands, except share and per share amounts)                 June 30, 2007        June 30, 2007
=======================================================================================================

Revenues:
     Rental                                                           $    3,880           $    7,635
-------------------------------------------------------------------------------------------------------

       Total revenue                                                       3,880                7,635
-------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                             1,078                2,098
     Real estate taxes and insurance                                         651                1,299
     Depreciation and amortization                                           896                1,758
     Interest expense                                                      1,033                2,055
-------------------------------------------------------------------------------------------------------

       Total expenses                                                      3,658                7,210
-------------------------------------------------------------------------------------------------------

Income before interest income                                                222                  425

Interest income                                                              122                  231
-------------------------------------------------------------------------------------------------------

Net income attributable to preferred stockholders                     $      344           $      656
=======================================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                                    700.00               699.99
=======================================================================================================

Net income per preferred share, basic and diluted                     $      491           $      937
=======================================================================================================
                                                        See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                    For the
                                                                Six Months Ended
(in thousands)                                                   June 30, 2007
================================================================================

Cash flows from operating activities:
     Net income                                                  $      656
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                             1,788
            Amortization of favorable real estate leases                235
            Amortization of unfavorable real estate leases             (100)
        Changes in operating assets and liabilities:
            Cash - held in escrow                                       160
            Tenant rent receivable                                      (87)
            Step rent receivable                                       (175)
            Prepaid expenses and other assets                            61
            Accounts payable and accrued expenses                        54
            Payment of deferred leasing commissions                     (13)
--------------------------------------------------------------------------------

               Net cash provided by operating activities              2,579
--------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of real estate assets                                      (6)
--------------------------------------------------------------------------------

               Net cash used for investing activities                    (6)
--------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from sale of company stock                                 25
     Syndication costs                                                   (2)
     Distributions to stockholders                                   (1,595)
--------------------------------------------------------------------------------

               Net cash used for financing activities                (1,572)
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             1,001

Cash and cash equivalents, beginning of period                        8,355
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $    9,356
================================================================================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                      $    2,025

Disclosure of non-cash investing activities:
     Accrued costs for purchase of real estate assets            $       26

                                 See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP 50 South Tenth Street Corp. (the "Company") was organized on September 12, 2006 as a corporation under the laws of the State of Delaware to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 485,648 rentable square feet of space located in downtown Minneapolis, Minnesota (the "Property"). The Company acquired the Property on November 8, 2006.

Basis of Presentation

The unaudited financial statements of the Company include all the accounts of the Company. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's General Form for Registration of Securities on Form 10, as amended, for the period from November 8, 2006 (date operations commenced) to December 31, 2006, as filed with the Securities and Exchange Commission ("SEC").

The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no activities in 2006 to compare with the three and six months ended June 30, 2007.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, operations or cash flow.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flow.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements
                                   (Unaudited)

2. Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's income that must be distributed annually.

The Company's adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company files income tax returns in the U.S. federal jurisdiction and State of Minnesota jurisdiction. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be primarily from 2006 and thereafter.

3. Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2007, management fees paid were $75,000.

Franklin Street is the sole holder of the Company's one share of common stock, $.01 par value per share (the "Common Stock"), that is issued and outstanding. Between November 2006 and January 2007, FSP Investments LLC (member, FINRA and
SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 700 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

The related party transactions described below are not expected to significantly affect the Company's results of operations, financial position, or liquidity for fiscal year 2007 or future periods. The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no activities to discuss for the three and six months ended June 30, 2006.

The Company paid acquisition fees to FSP of $125 for the six months ended June 30, 2007. Such fees were included in the cost of the real estate. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees will be paid to FSP.

The Company paid syndication fees consisting of $2,000 for the six months ended June 30, 2007 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements
                                   (Unaudited)

4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2007.

5. Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of June 30, 2007, the Company owned and operated the Property.

6. Cash Distributions

The Company's declared and paid cash distributions were as follows:

                                    Distributions         Total
          Quarter Paid                Per Share        Distributions
    --------------------------     --------------      -------------

    First quarter of 2007               $  816          $  370,000

    Second quarter of 2007              $1,751          $1,225,700

7. Subsequent Event

The Company declared a cash distribution of $1,752 per preferred share on July 20, 2007 to the holders of record of the Company's Preferred Stock on July 31, 2007, payable on August 20, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our General Form for Registration of Securities on Form 10, as amended. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below in Part II under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      The Company owns and operates a twelve-story multi-tenant office and retail building containing approximately 485,648 of rentable square feet located in downtown Minneapolis, Minnesota. The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations. The Property is located directly across the street from the designated world headquarters of Target Corporation (NYSE:TGT), which we refer to as Target, and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis. The Property also has lower level retail space and is part of a larger development that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target's world headquarters across the street, and the greater Minneapolis skyway system.

      Between November 2006 and January 2007, FSP Investments LLC completed the sale of equity interests in the Company through the offering on a best efforts basis of 700 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. We sold the Preferred Stock for an aggregate consideration of $70,000,000 in a private placement offering to 627 "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Between November 13, 2006 and January 9, 2007, the Company held six investor closings, at each of which shares of Preferred Stock were sold and funds were received. Funds from each individual closing were used to repay a portion of a mortgage loan from Franklin Street and associated fees as well as other expenses payable to Franklin Street's wholly-owned subsidiary, FSP Investments LLC. On December 21, 2006, the Company obtained a permanent first mortgage loan in the original principal amount of $76,200,000 from Bank of America, N.A., which we refer to as the Permanent Mortgage Loan. The mortgage loan from Franklin Street was repaid in its entirety on December 26, 2006 from the proceeds of the sale of equity interests in the Company and from the proceeds of the Permanent Mortgage Loan.

      The Company operates in one business segment, which is real estate operations, and owns a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Minneapolis, Minnesota. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

Trends and Uncertainties

      It is difficult for management to predict what will happen to occupancy or rents after the expiration of the leases at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants, many of which operate on a national level.

      Management cannot predict what changes may occur in the industries of our current tenants or the tenants specifically and what effect, if any, such changes would have on the Property. Following termination of an existing lease, we may only be able to re-lease the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows. Bankruptcy or a material adverse change in the financial condition of a material tenant would likely cause a material adverse effect.

Critical Accounting Policies

      We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our General Form for Registration of Securities on Form 10, as amended.

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

      No changes to our critical accounting policies have occurred since the filing of Amendment No. 3 to our General Form for Registration of Securities on Form 10.

Results of Operations

      The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no periods in 2006 to compare with the three and six months ended June 30, 2007.

      The Property has office and retail space, which collectively is approximately 99% occupied. There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 87% occupied. Target and Ryan currently occupy 10% or more of the Property's space. Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property's rentable space) through March 2014. Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015 and approximately 1,949 square feet through January 2008. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property's rentable space. None of the Property's additional office and retail tenants or subtenants currently occupies 10% or more of the Property's space.

Results of operations for the three months ended June 30, 2007.

      Revenue

      Total revenue was approximately $3.9 million, consisting of $2.5 million from leases and $1.5 million in reimbursable expenses that were partially offset by $0.1 million in amortization of favorable leases.

      Expenses

      Total expenses were approximately $3.7 million for the three months ended June 30, 2007, consisting of approximately $1.0 million of interest expense, $1.1 million of rental operating expenses, $0.7 million of real estate taxes and insurance and $0.9 million of depreciation and amortization. Interest expense was primarily attributable to interest on the Permanent Mortgage Loan that was funded December 21, 2006.

Results of operations for the six months ended June 30, 2007.

      Revenue

      Total revenue was approximately $7.6 million, consisting of $4.9 million from leases and $2.9 million in reimbursable expenses that were partially offset by $0.2 million in amortization of favorable leases.

      Expenses

      Total expenses were approximately $7.2 million for the six months ended June 30, 2007, consisting of approximately $2.0 million of interest expense, $2.1 million of rental operating expenses, $1.3 million of real estate taxes and insurance and $1.8 million of depreciation and amortization. Interest expense was primarily attributable to interest on the Permanent Mortgage Loan that was funded December 21, 2006.

Liquidity and Capital Resources

      Cash and cash equivalents were $9.4 million and $8.4 million at June 30, 2007 and December 31, 2006, respectively. The $1.0 million increase for the six months ended June 30, 2007 is primarily attributable to $2.6 million provided by operating activities, which was partially offset by $1.6 million used for financing activities.

      Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $2.6 million was primarily attributable to net income of approximately $0.7 million plus depreciation and amortization of approximately $1.9 million.

      Investing Activities

      The cash used for investing activities of approximately $6,000 was attributable to the purchase of real estate assets.

      Financing Activities

      The cash used for financing activities of $1.6 million was primarily attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of June 30, 2007, we had approximately $0.5 million in accrued liabilities, and $76.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

      Cash Held in Escrow

      We also have cash held in escrow of $0.6 million as of June 30, 2007. We are required under our loan documents to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes. Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.

      Related Party Transactions

      The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2007, management fees paid were $75,000.

      Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street was not and is not currently entitled to share in any earnings nor any related dividend of the Company.

      The related party transactions described below are not expected to significantly affect the Company's results of operations, financial position, or liquidity for fiscal year 2007 or future periods. The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no activities in a comparable period in 2006 to compare with the three and six months ended June 30, 2007.

      The Company paid acquisition fees of $125 to FSP for the six months ended June 30, 2007. Such fees were included in the cost of the real estate. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees will be paid to FSP.

      The Company paid syndication fees consisting of $2,000 for the six months ended June 30, 2007 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. Our current debt obligation matures in January 2012 and has fixed rate interest. Upon maturity, our future income, cash flows and fair values relevant to financial instruments will be dependent upon prevalent market interest rates.

      The following table presents as of June 30, 2007 our contractual fixed rate debt obligation, which matures January 1, 2012:

--------------------------------------------------------------------------------
                                     Payment due by period
                                        (in thousands)
                  --------------------------------------------------------------
                  Total   2007    2008     2009      2010     2011    After 2011
--------------------------------------------------------------------------------
Loan payable      $ --    $ --    $ --     $ --      $ --     $ --     $76,200
--------------------------------------------------------------------------------
Total             $ --    $ --    $ --     $ --      $ --     $ --     $76,200
--------------------------------------------------------------------------------

      If market rates of our debt outstanding at maturity increased by 10%, or approximately 53 basis points, over the current fixed rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million annually. We do not believe that the interest rate risk represented by our fixed rate debt is material as of June 30, 2007.

      We were not a party to any derivative financial instruments at or during the six months ended June 30, 2007.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors.

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. The following risk factors contain no material changes from the risk factors previously disclosed in our General Form for Registration of Securities on Form 10, as amended, for its fiscal year ended December 31, 2006.

Two tenants currently occupy approximately 72% of the Property's rentable space, and the failure of either of them to pay rent would have a material adverse effect on our operations.

      Target currently occupies approximately 54% of the Property's rentable space and Ryan currently occupies approximately 18% of the Property's rentable space. In addition, although Oracle USA does not currently physically occupy any space at the Property, Oracle USA remains financially obligated to the Company pursuant to a lease for approximately 50% of the Property's rentable space. Oracle USA has subleased all of its space at the Property to Target and another tenant. Our financial position may be adversely affected by financial difficulties experienced by Target, Ryan, Oracle USA or any future significant tenant of the Property, including a bankruptcy, insolvency or a general downturn in the business of the tenant or the reduction of any funding source of the tenant, or in the event that Target, Ryan, Oracle USA or any future significant tenant terminates or does not renew its lease.

If we are not able to collect sufficient rents from the Property, we may suffer significant operating losses or a reduction in cash available for future distributions. The major risks of ownership of the Property include:

      o the failure of any tenant to meet its obligations under its lease, either due to a business failure or a default under the terms of the lease;
      o the possibility that an existing tenant will not renew its lease upon the expiration of the lease term at rent levels and terms favorable to us; and
      o in the event that an existing tenant or a subsequent tenant terminates or does not renew its lease, the possibility that a new tenant or tenants cannot be found who will rent the Property at rent levels sufficient for us to pay dividends to the holders of Preferred Stock.

      At any time, a tenant could seek the protection of the bankruptcy laws, which could result in termination and rejection of such tenant's lease and thereby cause a reduction in our cash flow.

      If any of the risks described above occur, the Property may not generate income sufficient to meet operating expenses and to fund adequate reserves for capital expenditures. The occupancy of the Property may also be adversely affected by various factors such as financial difficulties encountered by tenants, an increase in local unemployment, excessive building resulting in an oversupply of space, adverse characteristics of the area in which the Property is located or management inadequacies.

The Property competes against other office buildings in the Minneapolis, Minnesota area, which could require us to decrease rental rates and could adversely affect our cash flow.

      The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regard to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete.

We face the risk that operating expenses could exceed rental income, which could adversely affect our cash flow and the value of the Property.

      Rental income from the Property may fluctuate from time to time, based upon occupancy and rental levels. In contrast, certain expenses related to real estate ownership, such as real estate taxes, utility costs, maintenance costs and insurance, tend to increase rather than decrease, and mortgage payments usually are fixed over specified periods. In the event of termination of any lease, we will continue to be responsible for all operating expenses attributable to the space covered by such lease. There can be no assurance that we will be able to locate new tenants for any space vacated by existing tenants or receive satisfactory rents from any such tenants. The termination of one or more leases, whether by reason of the financial failure of the tenants or the expiration of such leases without renewal or replacement, would be likely to cause at least a temporary reduction in our cash flow and might result in a decrease in the market value of the Property.

We face the risk of possible future capital expenditures.

      If a tenant or tenants fail to continue in occupancy, possible renovation of the Property could require large expenditures of money by us in order to make the vacated space suitable for other tenants. In such case, all or a portion of the Property may need to be renovated or reconfigured to attract a new tenant or tenants. We had operating/capital reserves of approximately $8,144,000 and $8,182,000 at June 30, 2007 and December 31, 2006, respectively, in anticipation of future capital needs of the Property. If a lease expires and new tenants occupy the Property, some tenant improvement work would likely be required. Although we have established operating/capital reserves in anticipation of such expenses, it is possible that we may not have sufficient funds to pay such costs and there is no guarantee that an institutional lender would be willing to advance such funds to us, or that our lender under the Permanent Mortgage Loan would provide a waiver to lift restrictions on our ability to incur additional debt.

We face certain risks relating to the Permanent Mortgage Loan.

      The Property is subject to the Permanent Mortgage Loan. The documents evidencing and securing the Permanent Mortgage Loan impose numerous obligations and restrictions on the Company and the Property including, without limitation, the obligation to make debt service payments, the obligation to provide financial information and certain leasing restrictions. Failure to comply with such obligations and restrictions could result in the Company being in default under the Permanent Mortgage Loan. A decrease in rental revenues from the Property could render the Company unable to make required debt service payments and/or trigger a default under the Permanent Mortgage Loan. In order to make required debt service payments and/or cure a default, the Company could be required to use cash that would otherwise be distributed to the holders of shares of our Preferred Stock. If a default is not timely cured, it could result in a foreclosure of the Property and there can be no assurance that the proceeds received from such a foreclosure would be sufficient to satisfy the outstanding debt obligation. In addition, there can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Permanent Mortgage Loan or that the proceeds received from such sale or refinancing will be sufficient to repay the Permanent Mortgage Loan.

We face the risk of the occurrence of a casualty at the Property.

      The occurrence of a fire or other major casualty could materially and adversely affect the operation of the Property and could result in a default under the Permanent Mortgage Loan or any other outstanding loan documents or in our liquidation if it were not practicable to rebuild or restore the Property or if any lender did not consent thereto. Even if it were practicable to restore the damage caused by a major casualty, operations of the Property would be suspended for a period of time, and the economic benefits of an investment in the Preferred Stock would be adversely affected. We believe that the Property is and will continue to be adequately insured. Nevertheless, in the event of any substantial loss affecting the Property, disputes could arise as regards the then value of the Property for purposes of insurance claims. Moreover, there are certain types of losses, which are either uninsurable or not economically insurable; if such a loss occurs with respect to the Property, we could lose both our investment and the possibility of profit with respect thereto.

The holders of shares of Preferred Stock have limited control of the Company.

      Our directors have sole authority for the operation and management of the Company and the Property. The holders of shares of Preferred Stock are dependent on the capabilities of the board of directors or persons or entities retained by it, such as the local management agent. Holders of Preferred Stock have only limited voting rights and have no right to vote for the election of directors except as described below. The affirmative vote of the holders of a majority of the shares of Preferred Stock, voting as a separate class, is required for (i) our merger with any other entity, (ii) the sale of the Property or (iii) any amendment to our charter. In addition, the affirmative vote of the holders of 66.67% of the shares of Preferred Stock is required for any change in our authorized capital stock of the Company. The holders of a majority of the outstanding shares of Preferred Stock may remove one or more members of the board of directors without cause and replace such member or members with a person or persons designated by such holders. Thereafter, the holders of shares of Preferred Stock will, at each meeting of stockholders to elect directors, vote as one class together with the holders of Common Stock for the election of directors. The holders of shares of Preferred Stock have no redemption or conversion rights.

The holders of shares of Preferred Stock face the risk of dilution.

      We have the right to issue up to 840 additional shares of Preferred Stock without the consent of any stockholders for purposes of reducing the balance of the Permanent Mortgage Loan. With the approval of the holders of at least 66.67% of the shares of Preferred Stock, we may issue additional shares of stock in the Company for such cash or other consideration as may be determined at the time of the transaction. While such provisions are intended to provide a source of additional funds to the Company, such a transaction would dilute the interests of the holders of shares of Preferred Stock.

Holders of shares of Preferred Stock face certain restrictions relating to the transfer of shares of Preferred Stock.

      The shares of Preferred Stock held by our investors are "restricted securities" under the Securities Act of 1933 and may not be sold, transferred or otherwise disposed of without compliance with federal securities law. Such compliance may take the form of a sale pursuant to an effective registration statement under the Securities Act. In the absence of an effective registration statement under the Securities Act, the Company may require an opinion of counsel satisfactory to us to the effect that such registration is not required. The transfer of the shares of Preferred Stock may also be restricted by the securities laws of certain states. Although it may be possible under certain circumstances to dispose of an investment in us, no market currently exists for the shares of Preferred Stock, and it is unlikely that a ready market for such disposition will exist at any time in the future. Even if a holder of shares of Preferred Stock is able to sell shares to an unrelated third party, a holder seeking to transfer his, her or its interest probably would incur substantial legal and other costs in connection with the transaction. The transfer of shares of Preferred Stock is further restricted by provisions of our charter designed to preserve our status as a REIT.

There are conflicts of interest, which may occupy the time and attention of the Company's directors and officers.

      We are subject to numerous potential conflicts of interest with Franklin Street and its affiliates. We are subject to potential conflicts of interest arising from other real estate activities of Franklin Street and its affiliates, including other real estate activities in Minnesota. Our officers and directors, who are affiliates of Franklin Street, will not be spending full time, or a major portion of their time, in connection with the management of the Property, and will be actively engaged in supervising the development, construction, renovation, acquisition and/or operation of other properties that may be in competition with the Property. Further, Franklin Street and its affiliates are and will be actively engaged in the ownership and operation of other projects, which may affect their ability to perform their respective obligations to us. Franklin Street holds the sole outstanding share of Common Stock and has the right to elect all of the members of the board of directors, except as described above. For a discussion of the fees paid to affiliated entities, including fees paid in connection with the offering of Preferred Stock, please see Related Party Transactions in Note 3 to our financial statements.

Holders of shares of Preferred Stock face a lack of diversification.

      We have been formed to invest in, own and operate only the Property. We do not plan to engage in any other business. Thus, our success will depend entirely upon our investment in the Property. We will not have the benefit of reducing risk by diversifying our funds among a portfolio of properties.

Provisions in the Company's charter limit the liability of directors.

      The Company's charter contains certain provisions which are intended to eliminate the Company's directors' liability for money damages, except to the extent of:

      o any breach of the director's duty of loyalty to the Company and its stockholders,
      o acts and omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
      o unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions and
      o any transaction from which the director derived an improper personal benefit.

      Therefore, holders of shares of Preferred Stock may have a more limited right of action against the directors of the Company than they would have if there were no such limitations.

We are dependent on key personnel that are not employed by us.

      We depend on the efforts of George J. Carter, our President and a Director; Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, a Vice President and a Director; R. Scott MacPhee, an Executive Vice President and a Director; William W. Gribbell, an Executive Vice President and a Director; Janet Prier Notopoulos, a Vice President and a Director; and Jeffrey
B. Carter, a Vice President and a Director. The foregoing officers and directors have years of experience in the real estate business, and, if one or more of them were to resign, our operations could be adversely affected. We do not have any employees.

The Property may significantly decrease in value.

      The Property may significantly decrease in value. To the extent the Property decreases in value, our holders of Preferred Stock could lose some or all the value of their investments. The value of our Preferred Stock may be adversely affected if the Property decreases in value since the Property represents the majority of the tangible assets held by us. Moreover, if changes in the Property's condition or changes in market conditions force us to sell the Property for a price less than its initial purchase price or its carrying cost or to lease the Property at a rental rate less than the rate of the lease being terminated, our results of operations would be adversely affected and such negative results of operations may result in lower distributions being paid to holders of our Preferred Stock.

We face risks in owning and operating the Property.

      An investment in us is subject to the risks incident to the ownership and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, as well as the risks normally associated with:

      o     changes in general and local economic conditions;
      o     the supply or demand for similar types of property in this market;
      o     changes in market rental rates;
      o     the impact of environmental protection laws; and
      o     changes in tax, real estate and zoning laws.

      In addition, the Property is subject to certain obligations and restrictions relating to title including, without limitation, a Reciprocal Easement and Operation Agreement, as amended, that contains easements, restrictions and covenants that benefit and burden the various parcels that constitute the Project of which the Property is a part, and four Agreements for Skyway Construction, Operation, Maintenance and Easements, each as amended, that govern the ownership, use and operation of the skyway system. The Company may be adversely affected by the obligations and restrictions contained in title-related documents.

      Certain significant costs, such as real estate taxes, utilities, insurance and maintenance costs, generally are not reduced even when a property's rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

We may encounter significant delays in reletting vacant space, resulting in losses of income.

      Subject to possible extension options, approximately 50% and 27% of the currently leased rentable space at the Property expires in 2014 and 2015, respectively. At the expiration of leases where a significant amount of leased rentable space is no longer generating revenue, we will incur expenses and may not be able to re-lease the space on the same terms. The type of expenses that we may incur during a period of vacancy are the operating expenses, such as utilities, taxes and maintenance, that would otherwise be passed through to the tenant. In addition, we would incur costs in connection with re-leasing the space, including brokerage commissions and the costs associated with any necessary tenant or common area improvements. The amount of these expenses and costs cannot be determined at this time. The actual amount of expenses and costs will depend on the market conditions in effect at the time of the lease expiration and the amount of space that becomes vacant. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce, postpone or discontinue distributions to the holders of our Preferred Stock.

There is limited potential for revenue to increase from an increase in leased space at our Property.

      Because the Property is currently 99% leased, we anticipate that future increases in revenue from the Property will be the result of rental rate increases provided for in new leases or rental rate increases as leases expire. Subject to possible extension options, approximately 50% and 27% of the currently leased rentable space at the Property expires in 2014 and 2015, respectively. If there is a soft economic market at the time leases of the rentable space expire, it may be difficult to lease space or realize increased revenue when vacant space is re-leased.

We are subject to possible liability relating to environmental matters, and we cannot assure you that we have identified all possible liabilities.

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on the property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

      In addition, we cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability;
      o the current environmental conditions of our Property will not be affected by the condition of properties in the vicinity of our Property (such as the presence of leaking underground storage tanks) or by third parties unrelated to us;
      o tenants will not violate their leases by introducing hazardous or toxic substances into our Property that could expose us to liability under federal or state environmental laws; or
      o environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at our Property and pose a threat to human health.

We are subject to compliance with the Americans With Disabilities Act and fire and safety regulations, any of which could require us to make significant capital expenditures.

      The Property is required to comply with the Americans With Disabilities Act (ADA), and the regulations, rules and orders that may be issued thereunder. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers, and noncompliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

      In addition, we are required to operate the Property in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Property. Compliance with such requirements may require us to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to the holders of shares of our Preferred Stock.

Contingent or unknown liabilities acquired in the acquisition of the Property could require us to make substantial payments.

      The Property was acquired subject to liabilities and without any recourse with respect to liabilities, whether known or unknown. As a result, if liabilities were asserted against us based upon the Property, we might have to pay substantial sums to settle them, which could adversely affect our results of operations and financial condition and our cash flow and ability to make distributions to the holders of shares of our Preferred Stock. Unknown liabilities with respect to the Property acquired might include:

      o     liabilities for clean-up or remediation of environmental conditions;
      o claims of tenants, vendors or other persons dealing with the former owners of the Property; and
      o     liabilities incurred in the ordinary course of business.

We would incur adverse tax consequences if we failed to qualify as a REIT.

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we believe we are organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so.

      If in any taxable year we do not qualify as a real estate investment trust, we would be taxed as a corporation and distributions to holders of shares of our Preferred Stock would not be deductible by us in computing our taxable income. In addition, if we were to fail to qualify as a real estate investment trust, we could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, we would be taxed as a regular corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of our cash available for distribution to holders of shares of our Preferred Stock or could require us to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities.

There is no public trading market for our securities.

      There is no public trading market for our Preferred Stock or Common Stock, and we do not believe that any such market will develop.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FSP 50 SOUTH TENTH STREET CORP.


      Date                    Signature                     Title

Date: August 10, 2007    /s/ George J. Carter      President
                         -----------------------   (Principal Executive Officer)
                         George J. Carter


Date: August 10, 2007    /s/ Barbara J. Fournier   Chief Operating Officer
                         -----------------------   (Principal Financial Officer)
                         Barbara J. Fournier

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

  31.1 Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.