Form 10-Q
period 2007-09-30
FSP 50 South Tenth Street Corp
filed 2007-11-09
CIK 1379075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2007.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.

                        Commission File Number: 000-52551


                         FSP 50 South Tenth Street Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   20-5530367
     -------------------------------                     ----------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)

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

         YES |X|                                        NO |_|

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

         YES |_|                                        NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700 each as of November 9, 2007.

                         FSP 50 South Tenth Street Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2007

                                Table of Contents

                                                                            Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 2007 and
                  December 31, 2006.......................................     2

                  Statements of Operations for the three and nine months
                  ended September 30, 2007................................     3

                  Statement of Cash Flows for the nine months ended
                  September 30, 2007......................................     4

                  Notes to Financial Statements...........................   5-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  8-11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................    12

         Item 4.  Controls and Procedures.................................    12


Part II. Other Information

         Item 1.  Legal Proceedings.......................................    13

         Item 1A. Risk Factors ........................................... 13-18

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds................................................    18

         Item 3.  Defaults Upon Senior Securities.........................    18

         Item 4.  Submission of Matters to a Vote of Security Holders.....    18

         Item 5.  Other Information.......................................    18

         Item 6.  Exhibits................................................    18

Signatures ...............................................................    19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         FSP 50 South Tenth Street Corp.
                                 Balance Sheets
                                   (Unaudited)

(in thousands, except share and par value amounts)                      September 30, 2007    December 31, 2006
===============================================================================================================

Assets:
Real estate investments, at cost:
     Land                                                                    $  21,974             $  21,974
     Buildings and improvements                                                 97,353                97,321
---------------------------------------------------------------------------------------------------------------
                                                                               119,327               119,295
     Less accumulated depreciation                                               2,291                   416
---------------------------------------------------------------------------------------------------------------
Real estate investments, net                                                   117,036               118,879

Acquired real estate leases, net of
    accumulated amortization of $991 and $213                                    5,456                 6,234
Acquired favorable real estate leases, net of accumulated
    amortization of $473 and $109                                                2,725                 3,089
Cash and cash equivalents                                                        9,230                 8,355
Cash - held in escrow                                                            1,240                   721
Tenant rent receivable                                                             111                    28
Step rent receivable                                                               329                   115
Deferred leasing costs, net of accumulated amortization of $2 and $0                11                     7
Deferred financing costs, net of accumulated amortization of $44 and $0            252                   296
Prepaid expenses and other assets                                                   86                    80
---------------------------------------------------------------------------------------------------------------
    Total assets                                                             $ 136,476             $ 137,804
===============================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                        $   1,066             $     406
Distribution payable                                                                --                   370
Tenant security deposits                                                            28                    28
Loan payable                                                                    76,200                76,200
Acquired unfavorable real estate leases, net of accumulated
    amortization of $184 and $34                                                 1,298                 1,448
---------------------------------------------------------------------------------------------------------------
    Total liabilities                                                           78,592                78,452
---------------------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                      --                    --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 1,540 shares authorized,
       700 and 699.75 issued and outstanding aggregate,
       liquidation preference $70,000 and $69,975 at
       September 30, 2007 and December 31, 2006, respectively                       --                    --
     Common Stock, $.01 par value, 1 share
        authorized, issued and outstanding                                          --                    --
     Additional paid-in capital                                                 64,224                64,201
     Retained deficit and distributions in excess of earnings                   (6,340)               (4,849)
---------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                 57,884                59,352
---------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                              $ 136,476             $ 137,804
===============================================================================================================
                                                                See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                  For the                For the
                                                             Three Months Ended      Nine Months Ended
(in thousands, except share and per share amounts)           September 30, 2007     September 30, 2007
======================================================================================================

Revenues:
     Rental                                                         $3,943                $11,578
------------------------------------------------------------------------------------------------------

        Total revenue                                                3,943                 11,578
------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                       1,209                  3,307
     Real estate taxes and insurance                                   655                  1,954
     Depreciation and amortization                                     897                  2,655
     Interest expense                                                1,044                  3,099
------------------------------------------------------------------------------------------------------

       Total expenses                                                3,805                 11,015
------------------------------------------------------------------------------------------------------

Income before interest income                                          138                    563

Interest income                                                        167                    398
------------------------------------------------------------------------------------------------------

Net income attributable to preferred stockholders                   $  305                $   961
======================================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                                 700                    700
======================================================================================================

Net income per preferred share, basic and diluted                   $  436                $ 1,373
======================================================================================================
                                                       See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                   For the
                                                              Nine Months Ended
(in thousands)                                               September 30, 2007
================================================================================

Cash flows from operating activities:
     Net income                                                    $   961
     Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation and amortization                          2,699
              Amortization of favorable real estate leases             364
              Amortization of unfavorable real estate leases          (150)
          Changes in operating assets and liabilities:
              Cash - held in escrow                                   (519)
              Tenant rent receivable                                   (83)
              Step rent receivable                                    (214)
              Prepaid expenses and other assets                         (6)
              Accounts payable and accrued expenses                    667
              Payment of deferred leasing commissions                  (13)
--------------------------------------------------------------------------------

                  Net cash provided by operating activities          3,706
--------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of real estate assets                                    (32)
--------------------------------------------------------------------------------

                  Net cash used for investing activities               (32)
--------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from sale of company stock                                25
     Syndication costs                                                  (2)
     Distributions to stockholders                                  (2,822)
--------------------------------------------------------------------------------

                  Net cash used for financing activities            (2,799)
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                              875

Cash and cash equivalents, beginning of period                       8,355
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                           $ 9,230
================================================================================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                        $ 3,055

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

The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no activities in 2006 to compare with the three and nine months ended September 30, 2007.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

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

3.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2007, management fees paid were $115,000.

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

The related party transactions described below are not expected to significantly affect the Company's results of operations, financial position, or liquidity for fiscal year 2007 or future periods. The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no activities in a comparable period in 2006 to compare with the three and nine months ended September 30, 2007.

The Company paid acquisition fees to FSP of $125 for the nine months ended September 30, 2007. Such fees were included in the cost of the real estate. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees will be paid to FSP.

The Company paid syndication fees consisting of $2,000 for the nine months ended September 30, 2007 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements
                                   (Unaudited)

4.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2007.

5.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of September 30, 2007, the Company owned and operated the Property.

6.    Cash Distributions

The Company's declared and paid cash distributions were as follows:

                                              Distributions        Total
               Quarter Paid                     Per Share      Distributions
      -------------------------------         -------------    -------------

      First quarter of 2007                      $  816          $  370,000

      Second quarter of 2007                     $1,751          $1,225,700

      Third quarter of 2007                      $1,752          $1,226,400

7.    Subsequent Event

The Company declared a cash distribution of $1,757 per preferred share on October 19, 2007 to the holders of record of the Company's Preferred Stock on October 31, 2007, payable on November 20, 2007.

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

Results of Operations

      The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no periods in 2006 to compare with the three and nine months ended September 30, 2007.

      The Property has office and retail space, which collectively is approximately 99% occupied. There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 87% occupied. Target and Ryan currently each occupy 10% or more of the Property's space. Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property's rentable space) through March 2014. Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015 and had leased approximately 1,949 square feet through January 2008. The Company and Ryan terminated the 1,949 square feet effective September 30, 2007 to accommodate the expansion needs of an existing tenant effective October 1, 2007. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property's rentable space. None of the Property's additional office and retail tenants or subtenants currently occupies 10% or more of the Property's space.

Results of operations for the three months ended September 30, 2007.

      Revenue

      Total revenue was approximately $3.9 million, consisting of $2.5 million from leases and $1.5 million in reimbursable expenses that were partially offset by $0.1 million in amortization of favorable leases.

      Expenses

      Total expenses were approximately $3.8 million for the three months ended September 30, 2007, consisting of approximately $1.2 million of rental operating expenses, $1.0 million of interest expense, $0.9 million of depreciation and amortization and $0.7 million of real estate taxes and insurance. Interest expense was primarily attributable to interest on the Permanent Mortgage Loan that was funded December 21, 2006.

Results of operations for the nine months ended September 30, 2007.

      Revenue

      Total revenue was approximately $11.6 million, consisting of $7.5 million from leases and $4.3 million in reimbursable expenses that were partially offset by $0.2 million in amortization of favorable leases.

      Expenses

      Total expenses were approximately $11.0 million for the nine months ended September 30, 2007, consisting of approximately $3.3 million of rental operating expenses, $3.0 million of interest expense, $2.7 million of depreciation and amortization and $2.0 million of real estate taxes and insurance. Interest expense was primarily attributable to interest on the Permanent Mortgage Loan that was funded December 21, 2006.

Liquidity and Capital Resources

      Cash and cash equivalents were $9.2 million and $8.4 million at September 30, 2007 and December 31, 2006, respectively. The $0.8 million increase for the nine months ended September 30, 2007 is primarily attributable to $3.7 million provided by operating activities, which was partially offset by $2.8 million used for financing activities.

      Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $3.7 million for the nine months ended September 30, 2007 was primarily attributable to net income of approximately $1.0 million plus depreciation and amortization of approximately $2.9 million, offset primarily by uses arising from other current accounts of $0.2 million.

      Investing Activities

      The cash used for investing activities of approximately $32,000 for the nine months ended September 30, 2007 was attributable to the purchase of real estate assets.

       Financing Activities

      The cash used for financing activities of $2.8 million for the nine months ended September 30, 2007 was primarily attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of September 30, 2007, we had approximately $1.0 million in accrued liabilities, and $76.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

      Cash Held in Escrow

      We also have cash held in escrow of $1.2 million as of September 30, 2007. We are required under our loan documents to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes. Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.

      Related Party Transactions

      The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2007, management fees paid were $115,000.

      Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street was not and is not currently entitled to share in any earnings nor any related dividend of the Company.

      The related party transactions described below are not expected to significantly affect the Company's results of operations, financial position, or liquidity for fiscal year 2007 or future periods. The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were no activities in a comparable period in 2006 to compare with the three and nine months ended September 30, 2007.

      The Company paid acquisition fees of $125 to FSP for the nine months ended September 30, 2007. Such fees were included in the cost of the real estate. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees will be paid to FSP.

      The Company paid syndication fees consisting of $2,000 for the nine months ended September 30, 2007 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

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

      The following table presents as of September 30, 2007 our contractual fixed rate debt obligation, which matures January 1, 2012:

==========================================================================================================
                                                      Payment due by period
                                                         (in thousands)
                     -------------------------------------------------------------------------------------
                        Total       2007        2008         2009        2010        2011      After 2011
----------------------------------------------------------------------------------------------------------
Loan payable           $    -      $    -      $    -       $    -      $    -      $    -       $76,200
----------------------------------------------------------------------------------------------------------
Total                  $    -      $    -      $    -       $    -      $    -      $    -       $76,200
==========================================================================================================

      If market rates of our debt outstanding at maturity increased by 10%, or approximately 53 basis points, over the current fixed rate, the increase in interest expense would decrease future earnings and cash flows by $0.4 million annually. We do not believe that the interest rate risk represented by our fixed rate debt is material as of September 30, 2007.

      We were not a party to any derivative financial instruments at or during the nine months ended September 30, 2007.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

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

      If a tenant or tenants fail to continue in occupancy, possible renovation of the Property could require large expenditures of money by us in order to make the vacated space suitable for other tenants. In such case, all or a portion of the Property may need to be renovated or reconfigured to attract a new tenant or tenants. We had operating/capital reserves of approximately $8,144,000 and $8,182,000 at September 30, 2007 and December 31, 2006, respectively, in anticipation of future capital needs of the Property. If a lease expires and new tenants occupy the Property, some tenant improvement work would likely be required. Although we have established operating/capital reserves in anticipation of such expenses, it is possible that we may not have sufficient funds to pay such costs and there is no guarantee that an institutional lender would be willing to advance such funds to us, or that our lender under the Permanent Mortgage Loan would provide a waiver to lift restrictions on our ability to incur additional debt.

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

                                         FSP 50 SOUTH TENTH STREET CORP.


          Date                  Signature                Title


Date: November 9, 2007   /s/ George J. Carter      President
                         ----------------------    (Principal Executive Officer)
                         George J. Carter


Date: November 9, 2007   /s/ Barbara J. Fournier   Chief Operating Officer
                         -----------------------   (Principal Financial Officer)
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