Form 10-K
period 2007-12-31
FSP 50 South Tenth Street Corp
filed 2008-03-07
CIK 1379075

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2007

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                          Commission File No. 000-52551

                         FSP 50 South Tenth Street Corp.
             (Exact name of registrant as specified in its charter)

                Delaware                                       20-5530367
     -------------------------------                        ----------------
     (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts       01880-6210
--------------------------------------------------------       ----------
       (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (781) 557-1300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                       Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                      Yes |_| No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                          |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer |_|                Accelerated filer |_|

      Non-accelerated filer   |_| (Do not check if a smaller reporting company)

      Smaller reporting company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

      Yes |_| No |X|.

      As of June 30, 2007 the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

      The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 700, each as of March 7, 2008.

                   Documents incorporated by reference: None.

                                TABLE OF CONTENTS

PART I.........................................................................1
  Item 1.    Business..........................................................1
  Item 1A.   Risk Factors......................................................5
  Item 1B.   Unresolved Staff Comments.........................................5
  Item 2.    Properties........................................................5
  Item 3.    Legal Proceedings.................................................7
  Item 4.    Submission of Matters to a Vote of Security Holders...............7

PART II........................................................................8
  Item 5.    Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities...............8
  Item 6.    Selected Financial Data...........................................9
  Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operation........................................9
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......15
  Item 8.    Financial Statements and Supplementary Data......................15
  Item 9.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................15
  Item 9A.   Controls and Procedures..........................................15
  Item 9A(T) Controls and Procedures..........................................15
  Item 9B.   Other information................................................15

PART III......................................................................16
  Item 10.   Directors, Executive Officers and Corporate Governance...........16
  Item 11.   Executive Compensation...........................................17
  Item 12.   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................17
  Item 13.   Certain Relationships and Related Transactions, and Director
               Independence...................................................19
  Item 14.   Principal Accountant Fees and Services...........................20

PART IV.......................................................................21
  Item 15.   Exhibits and Financial Statement Schedules.......................21

SIGNATURES ...................................................................22

Item 1.  Business

History

      Our company, FSP 50 South Tenth Street Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 485,648 square feet of rentable space located in downtown Minneapolis, Minnesota, which we refer to as the Property. The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

      The Company was organized initially in September 2006 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (AMEX: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of Property by the Company and (c) the sale of equity interests in the Company.

      The Company purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006. The purchase price, which was determined by arm's-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the Acquisition Mortgage Loan.

      Franklin Street holds the sole share of the Company's common stock, $.01 par value per share, which we refer to as the Common Stock. Between November 2006 and January 2007, FSP Investments LLC completed the sale of equity interests in the Company through the offering on a best efforts basis of 700 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. We sold the Preferred Stock for an aggregate consideration of $70,000,000 in a private placement offering to 627 "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Between November 13, 2006 and January 9, 2007, the Company held six investor closings, at each of which shares of Preferred Stock were sold and funds were received. Funds from each individual closing were used to repay a portion of the Acquisition Mortgage Loan from Franklin Street and associated fees as well as other expenses payable to Franklin Street's wholly-owned subsidiary, FSP Investments LLC. On December 21, 2006, the Company obtained a permanent first mortgage loan in the original principal amount of $76,200,000 from Bank of America, N.A., which we refer to as the Permanent Mortgage Loan. The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006 from the proceeds of the sale of equity interests in the Company and from the proceeds of the Permanent Mortgage Loan. Total interest and loan fees incurred on the Acquisition Mortgage Loan payable to Franklin Street were approximately $4,961,000 in 2006. The use of proceeds received from the offering of Preferred Stock and the Permanent Mortgage Loan and affiliates receiving payments therefrom are set forth in the table below:

           Type                                 Affiliate paid                           Amount
           ----                                 --------------                           ------
Operating/Capital Reserve (1)                                                        $  8,209,000
Organizational, Offering and
  Other Expenditures for the Company(2)(6)      FSP Investments LLC                       725,000
Selling Commissions(3)                          FSP Investments LLC                     5,600,000
Equity Portion of the Purchase Price
  of the Property(4)                            Franklin Street Properties Corp.       50,800,000
Loan Fee Paid to Franklin Street (5)            Franklin Street Properties Corp.        4,025,000
Acquisition Fee(6)                              FSP Investments LLC                       350,000
Permanent Mortgage Loan fee & expenses                                                    291,000
                                                                                     ------------
Total Uses of Proceeds                                                                 70,000,000
Permanent Mortgage Loan                                                                76,200,000
                                                                                     ------------
                                                                                     $146,200,000
                                                                                     ============

(1) The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.
(2) Organizational, Offering and Other Expenditures were paid for various expenses, including legal, accounting, appraisal, engineering and organizational expenses allocable to the offering, incurred in connection with the organization and syndication of the Company.
(3)   Selling Commissions were paid to FSP Investments LLC, as Selling Agent.
(4) The Purchase Price of the Property was $127,000,000 and was financed by the Acquisition Mortgage Loan, which was repaid from proceeds of the offering and the Permanent Mortgage Loan.

(5) The Loan Fee Paid to Franklin Street was a fee (or points) of $4,025,000 paid to Franklin Street to obtain the Acquisition Mortgage Loan to purchase the Property. The Acquisition Mortgage Loan was in the original principal amount equal to the purchase price of the Property, had a term of two years, and was prepayable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.
(6) The Acquisition Fee was paid for services in connection with identifying and acquiring the Property.

      Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm's-length bargaining and involved conflicts of interest. Although Franklin Street sponsors the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company's stockholders and the boards of directors of Franklin Street and the Company. Please see "Part III,
Item 13. Certain Relationships and Related Transactions, and Director Independence".

Our Business

      Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Property management services are provided by a third party.

      FSP 50 South Tenth Street LLC, a wholly-owned subsidiary of the Company, leases a portion of the Property from the Company and is the lessor for tenants occupying the portion of the Property controlled by this master lease. This arrangement has no economic effect on the Company's operations and exists only because the Company acquired the Property with a master lease in place.

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

      The Property also has lower level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target's world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager and is a tenant of ours at the Property. For the year ended December 31, 2007, total expenses allocable to the three owners pursuant to the REOA was $0.8 million, of which $397,000, or 47.3% was allocated to us as common area expenses. For the period ended December 31, 2006, total expenses allocable to the three owners pursuant to the REOA was $0.7 million, of which $317,000, or 47.3% was allocated to us as common area expenses, and is typically recovered through tenant leases.

      The Property has office and retail space, which collectively is approximately 98% occupied. There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 82.4% occupied. Target and Ryan currently occupy 10% or more of the Property's space. Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property's rentable space) through March 2014. Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property's rentable space.

      For leases with 10% or more of the rentable square feet of the property, the table below shows the estimated annual rental and average effective annual rental per square foot, including estimated expense reimbursement for each lessee and the percentage of gross annual rental income for the Property. Renewal options for each of these leases are further discussed in "Part I, Item
2. Properties" below. Except for Oracle USA and Ryan, none of the Property's additional office and retail tenants with direct leases currently occupies 10% or more of the Property's space.

                                                  Annual        % of
                                                  Rental       Gross
                                 Annual         per Square     Annual
          Tenant                 Rental            Foot        Rental
          ------                 ------            ----        ------
          Oracle USA           $ 7,868,598        $31.46        51%
          Ryan                 $ 2,713,271        $30.87        18%

      Tenant leases at the Property are generally structured so that each tenant pays a base rent amount for its premises and also pays a portion of the Property's operating costs as additional rent. The tenant's portion of the Property's operating costs is calculated by taking the square footage of the tenant's premises and dividing it by the total square footage of the Property. Operating costs include, but are not limited to, costs associated with maintenance, repairs, real estate taxes, insurance, utilities and management fees. In our capacity as the landlord, we are generally obligated, at our expense, to maintain and replace, if necessary, major building systems and structural components of the Property, including exterior walls, roof and slab.

      FSP Property Management LLC, a wholly-owned subsidiary of Franklin Street, provides the Company with asset management and financial reporting services, which include but are not limited to, selecting and supervising a local property management company and local leasing brokers, approving lease transactions, managing debt compliance, evaluating performance of the asset, and recommending appropriate stockholder distributions to the Board of Directors of the Company. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by the Company without cause at any time, upon at least thirty (30) days written notice.

      Ryan provides the Company with local, on-site property management and building maintenance services and periodic financial, operating and budget reports relating to the operation of the Property for review by FSP Property Management LLC. Ryan is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Ryan requires the Company to pay Ryan a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Ryan has an initial term that expires on December 31, 2012 and, unless terminated at that time, automatically renews month-to-month thereafter. The management agreement may be terminated for cause at any time.

Investment Objectives

      The Company's objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases,
(iii) have our rental revenue potentially increase over time if rental rates increase for new leases, subject to the qualification that approximately 50% and 27% of the currently leased rentable space at the Property expires in 2014 and 2015, respectively, which limits the amount of space for which new leases could be executed until that time, (iv) provide increased equity in the Property as a result of appreciation in market value, and (v) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

      Our policy is not to make loans to other persons, not to invest in the securities of other issuers for the purpose of exercising control, not to underwrite the securities of other issuers, not to offer securities in exchange for property and not to purchase or otherwise reacquire our securities. These policies may be changed by our directors without a vote of the holders of our Preferred Stock.

      We have issued 700 shares of Preferred Stock in the offering described above. The Company's Amended and Restated Certificate of Incorporation, or charter, authorizes the Company to issue up to 1,540 shares of Preferred Stock. In the event that the Company elects, in its sole and absolute discretion, to reduce the principal amount of the Permanent Mortgage Loan, the Company will have the right, without the consent of any holder of shares of our Preferred Stock, to issue up to 840 additional shares of Preferred Stock. We expect that any such issuance would be in an offering exempt from registration under the Securities Act. No additional shares of Preferred Stock are authorized by our charter, and authorization of any increase in the number of authorized shares or the creation of any new series or class of stock would require the affirmative vote of the holders of 66.67% of the outstanding shares of Preferred Stock.

      We intend to dispose of the Property at a time determined by our directors, which we currently expect to be within approximately four to nine years. We do not intend to reinvest the proceeds and would distribute cash proceeds to shareholders following such disposition. We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

      Except for the Permanent Mortgage Loan, which matures January 1, 2012, we do not intend to borrow any money but have the right to obtain a line of credit as described below. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Permanent Mortgage Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our line of credit will be sufficient to repay the Permanent Mortgage Loan at that time. The Board of Directors of the Company has not yet determined whether it will refinance or sell the Property in connection with the maturity of the Permanent Mortgage Loan, and, because we cannot predict the state of the capital markets in 2012, we cannot predict how we will retire the Permanent Mortgage Loan.

Permanent Mortgage Loan

      The Property is subject to the Permanent Mortgage Loan with Bank of America, N.A. The Permanent Mortgage Loan closed on December 21, 2006 and is secured by, among other items, a first mortgage lien on the Property. The principal amount of the Permanent Mortgage Loan is $76,200,000 and interest is fixed at 5.287% per annum. The Permanent Mortgage Loan matures on January 1, 2012. The Company is obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the Permanent Mortgage Loan, together with any accrued but unpaid interest, is due and payable in full. The Company may prepay (in full but not in part) the Permanent Mortgage Loan upon payment of an amount equal to the greater of 1% of the principal balance outstanding or the product of a yield maintenance calculation. The yield maintenance formula represents the difference between the interest rate on the Permanent Mortgage Loan and that of a comparable U.S. Treasury Security of similar maturity. Additionally, the Company may prepay (in full but not in part) the Permanent Mortgage Loan without penalty at any time during the final six months of the Permanent Mortgage Loan. The Permanent Mortgage Loan is nonrecourse to the Company.

      The documentation evidencing and securing the Permanent Mortgage Loan, which we refer to as the Loan Agreement, includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender, which so long as there is no default, is immediately available to us, and to provide the lender with periodic reporting. The Loan Agreement also includes restrictions on the Company's ability to incur additional debt without consent of the lender. The Company was in compliance with the Permanent Mortgage Loan covenants as of December 31, 2007 and 2006.

Revolving Line of Credit

      While a line of credit is not expected to be needed, the Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $76,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company's debt and fund other Company purposes, if needed. However, pursuant to the Permanent Mortgage Loan, we need the consent of Bank of America, N.A. to use the line of credit. The Company has neither sought nor obtained a revolving line of credit.

Competition

      The Property is located in the downtown area of Minneapolis, Minnesota. The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regard to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete. Subject to possible extension options, approximately 50% of the rentable space at the Property expires in 2014 and approximately 27% of the rentable space at the Property expires in 2015. We cannot predict which competitive factors will be relevant to prospective tenants or our Property's competitive position in the marketplace at this time.

Employees

      We had no employees as of December 31, 2007.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. and 3 p.m. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

      We will make available and voluntarily provide, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We do not maintain a website.

Item 1A. Risk Factors

      Not applicable.

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2.  Properties

      Set forth below is information regarding the Property as of December 31, 2007:

                                                             Percent
                              Date of         Approx.       Leased as      Number
     Property Location        Purchase      Square Feet    of 12/31/07   of Tenants    Name of Major Tenants (1)
     -----------------        --------      -----------    -----------   ----------    -------------------------

50 South Tenth Street         11/08/06        485,648          98%           30      Oracle USA (2)
Minneapolis, MN 55403                                                                Ryan Companies US, Inc.

      1.    Excludes subtenants.
      2. Oracle USA leases approximately 242,107 square feet of space (approximately 50% of the Property's rentable space) through March 2014. Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.

      The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations. The Property is located directly across the street from the world headquarters of Target, is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level underground parking garage that is owned and managed by the City of Minneapolis. The Property also has lower level retail space and is part of a larger development that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target's world headquarters across the street, and the greater Minneapolis skyway system.

      We acquired the Property on November 8, 2006. In the opinion of our management, the Property is adequately covered by insurance. The Property is currently encumbered by the Permanent Mortgage Loan described above in "Item 1. Business - History." Other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations, there are no present plans for the improvement or development of any portion of the Property. Below is certain information with respect to the Property's significant tenants and leases.

Tenants

      The Property has office and retail space, which collectively is approximately 99% occupied. There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 82.4% occupied. Target and Ryan currently occupy 10% or more of the Property's space. Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property's rentable space) through March 2014. Oracle USA subleases most of its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property's rentable space. Except for Oracle USA and Ryan, none of the Property's additional office and retail tenants with direct leases currently occupies 10% or more of the Property's space.

Leases

      Tenant leases at the Property are generally structured so that each tenant pays a base rent amount for its premises and also pays a portion of the Property's operating costs as additional rent. The tenant's portion of the Property's operating costs is calculated by taking the square footage of the tenant's premises and dividing it by the total square footage of the Property. Operating costs include, but are not limited to, costs associated with maintenance, repairs, real estate taxes, insurance, utilities and management fees. In our capacity as the landlord, we are generally obligated, at our expense, to maintain and replace, if necessary, major building systems and structural components of the Property, including exterior walls, roof and slab. Abstract of material leases are noted below:

      Oracle USA

      Oracle USA leases approximately 242,107 square feet of rentable space (approximately 50% of the Property's space). The lease expires on March 31, 2014 and contains two five-year extension options with base rent equal to the greater of (i) $18.50 per rentable square foot or (ii) the market rent for such extension term. In order to exercise either extension option, Oracle USA must provide the Company with not less than nine months prior written notice. The lease with Oracle USA also contains a continuing right of first refusal in favor of Oracle USA on all other rental space at the Property. Oracle USA's lease does not contain any other rights of first offer, purchase, expansion or termination at the Property.

      Ryan

      Ryan leases a total of approximately 86,381 rentable square feet (approximately 18% of the Property's space) pursuant to a lease that expires on July 31, 2015. The lease contains an expansion option in favor of Ryan that permits Ryan to expand into approximately 7,075 square feet of rentable space on the fourth floor of the Property with base rent equal to market rent. In order to exercise the expansion option, Ryan must notify the Company in writing on or before June 30, 2009. The lease also contains a termination right in favor of Ryan that permits Ryan to terminate the lease effective either (i) as of December 31, 2011 or (ii) on the last day of any month after December 31, 2011. In order to exercise the termination right, Ryan must provide the Company with written notice of its intention to terminate not less than three months prior to the intended termination date. Ryan's lease does not contain any other rights of first offer, purchase, expansion or termination at the Property.

Additional Operating Data

      Additional information regarding the amount of the Property's annual realty taxes and insurance can be found in the Statements of Operations that are included with this Form 10-K. Additional information regarding the Property's Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Financial Statements that are included with this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

      There are no material legal proceedings to which the Company is a party. The Company from time to time may be involved in lawsuits including, but not limited to, lawsuits relating to the real property it owns for liability for slips and falls, damage to automobiles in the parking garage, minor theft or similar matters. The Company expects that most of these suits will be covered by insurance, subject to customary deductions. In addition, in the ordinary course of business, the Company may become involved in litigation to collect rents or other income due to it from tenants.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is no established public trading market for the Company's Common Stock or Preferred Stock.

      As of March 3, 2008, Franklin Street was the sole holder of record of the Common Stock and there were 629 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records.

      Set forth below are the distributions made to Common and Preferred Stockholders in respect of each quarter since our inception. Distributions are determined based on the Company's Board of Directors' review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. Although we cannot guarantee the future payment of dividends or the amount of any such dividends, assuming that there are no material changes in operating conditions, we expect to continue to pay dividends comparable in amount to those paid during the year ended December 31, 2007. See the Notes to Financial Statements that are included with this Annual Report on Form 10-K for additional information.

                                       FSP 50 South Tenth Street Corp.
                                 -----------------------------------------
                                   Distributions            Distributions
                                      paid to                  paid to
           Quarter                     Common                 Preferred
            Ended                   Stockholder              Stockholders
            -----                   -----------              ------------

      December 31, 2006           $       25,000           $          --
      March 31, 2007                          --                 370,000
      June 30, 2007                           --               1,225,700
      September 30, 2007                      --               1,226,400
      December 31, 2007                       --               1,229,900

      The following schedule summarizes tax components of the distributions paid for the period ended December 31:

(dollars in thousands)             2007                              2006
                          -----------------------------------------------------------------
                          Preferred      %       Preferred       %       Common        %
                          ---------   -------    ---------   -------   ---------   -------
Ordinary income           $   1,277       32%    $      --       0%    $      --       0%
Return of Capital             2,775       68%           --       0%           25     100%
                          ---------   -------    ---------   -------  ---------   -------
Total                     $   4,052      100%    $      --       0%    $      25     100%
                          =========   =======    =========   =======  =========   =======

      The final sale of Preferred Stock occurred on January 9, 2007 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock distribution was declared on December 27, 2006 and was paid in December 2006.

      The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company's Common Stock.

      Set forth below is information regarding the shares of Preferred Stock we issued and sold since January 1, 2007, the consideration, if any, received by us for such shares and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

      On January 9, 2007, we issued and sold 0.25 shares of our Preferred Stock, $0.01 par value per share, to one United States investor for an aggregate purchase price of $25,000. FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, acted as a broker/dealer on a best efforts basis with respect to the sale of equity interests in the Company.

      No underwriters were involved in the foregoing sales of securities. The securities were offered without registration under the Securities Act of 1933 by reason of the exemptions from the registration requirements set forth in Section 4(2) thereof and in Rule 506 of Regulation D promulgated thereunder. We based our belief that the offering had the benefit of these exemptions on the fact that no general solicitation was conducted, on information furnished in investor questionnaires and on representations made to us by the purchasers of shares of our Preferred Stock that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act of 1933 and that any resale must be made pursuant to a registration or an available exemption from such registration.

Item 6.  Selected Financial Data

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      We operate in one business segment, which is real estate operations, and own a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Minneapolis, Minnesota. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

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

Trends and Uncertainties

      Real Estate Operations

      We own and operate a twelve-story multi-tenant office and retail building containing approximately 485,648 of rentable square feet located in downtown Minneapolis, Minnesota. The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations. The Property is located directly across the street from the designated world headquarters of Target Corporation (NYSE:TGT), which we refer to as Target, and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis. The Property also has lower level retail space and is part of a larger development that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target's world headquarters across the street, and the greater Minneapolis skyway system.

      The Property has office and retail space, which collectively is approximately 98% occupied. There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 84.6% occupied. Target and Ryan currently occupy 10% or more of the Property's space. Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property's rentable space) through March 2014. Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property's rentable space. Except for Oracle USA and Ryan, none of the Property's additional office and retail tenants with direct leases currently occupies 10% or more of the Property's space.

      Following termination of an existing lease, we may only be able to release the space at a rate that is significantly lower than the current rate, possibly resulting in decreased cash flows. Bankruptcy or a material adverse change in the financial condition of a material tenant would likely cause a material adverse effect.

Critical Accounting Policies and Estimates

      We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below.

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

      o allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense; and
      o assessment of the carrying values and impairments of long-lived assets.

      Allocation of Purchase Price

      We have allocated the purchase price of the Property to land, buildings and improvements. Each component of purchase price generally has a different useful life. We allocate the value of real estate acquired among land, building, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management's estimates, which were partially based upon an appraisal that we obtained from an independent real estate appraisal firm.

      Purchase price allocated to land and building and improvements is based on management's determination of the relative fair values of these assets assuming the Property was vacant. Management determines the fair value of the Property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rates for the lease, measured over a period equal to the remaining non-cancelable term of the lease. Purchase price allocated to the in-place lease and the tenant relationship is determined as the excess of (i) the purchase price paid for the Property after adjusting the existing in-place lease to market rental rates over (ii) the estimated fair value of the Property as if vacant. This aggregate value is allocated between the in-place lease value and tenant relationship based on management's evaluation of the specific characteristics of the tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for the acquisition reflected in our financial statements. Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses, and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.

      Depreciation and Amortization

      We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for the building and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The value of above or below-market leases are amortized over the remaining non-cancelable periods of the lease as an adjustment to rental income. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

      Impairment

      We periodically evaluate the Property for impairment indicators. These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that permanently reduce the value of our investment. If indicators of impairment are present, we evaluate the carrying value of the Property by comparing it to its expected future undiscounted cash flows. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the Property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

      Lease Classification

      Each time we enter a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a capital lease or as an operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

Recent Accounting Standard

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, operations or cash flow.

Results of Operations

      The Company was formed on September 12, 2006 and the Property was acquired on November 8, 2006, and as a result there were approximately three and a half months of operations included in results of operations for the period ended December 31, 2006 as compared to 2007, which included twelve months of operations. As a result, revenues and expenses for 2007 exceed the 2006 period.

Comparison of the year ended December 31, 2007 to the period ended December 31, 2006

      Revenue

      Total revenue increased $13.3 million, to $15.3 million for the year ended December 31, 2007, as compared to $2.0 million for the period ended December 31, 2006. This increase was primarily a result of revenues for the full year of 2007 compared to approximately three and one-half months in 2006.

      Expenses

      Total expenses increased approximately $8.0 million to $14.6 million for the year ended December 31, 2007, as compared to $6.6 million for the period ended December 31, 2006. The increase was primarily a result of expenses for the full year of 2007 compared to approximately three and one-half months in 2006. These increases were partially offset by a $1.0 million decrease in interest expense for the year ended December 31, 2007 compared to the period ended December 31, 2006. The decrease in interest was primarily a result of $4.0 million decrease in commitment fees because the Acquisition Mortgage Loan was repaid in 2006, which was offset by $3.9 million increase in Permanent Mortgage Loan interest for the full year of 2007.

Liquidity and Capital Resources

      Cash and cash equivalents increased $1.7 million to $10.1 million at December 31, 2007 compared to $8.4 million at December 31, 2006. The $1.7 million increase is attributable to $5.7 million provided by operating activities offset by $4.0 million used for financing activities.

      Between November 13, 2006 and December 28, 2006, we issued an aggregate of
699.75 shares of our Preferred Stock at five investor closings, and issued the final 0.25 share on January 9, 2007, which are more fully described in "Part I,
Item 1. Business". On December 21, 2006 we obtained the Permanent Mortgage Loan from Bank of America, N.A for $76.2 million. Funds received from the sale of shares of Preferred Stock at each individual closing and proceeds from the Permanent Mortgage Loan were used to establish an operating and capital cash reserve for anticipated cash needs and to repay the Acquisition Mortgage Loan from Franklin Street and associated fees as well as other expenses payable to Franklin Street and its subsidiaries. The effect of interest expense associated with these loans paid during 2007 and 2006 significantly reduced cash flows from operating activities.

      Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $5.8 million for the year ended December 31, 2007 was primarily attributable to net income of approximately $1.2 million plus non-cash items of $3.9 million, consisting primarily of depreciation and amortization, and an increase of $1.0 million in accounts payable and accrued expenses, which was offset by increases in current assets of approximately $0.4 million.

      Investing Activities

      The cash used for investing activities for the year ended December 31, 2007 of approximately $32,000 was attributable to the purchase of real estate assets.

      Financing Activities

      The cash used for financing activities of $4.0 million for the year ended December 31, 2007 was primarily attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of December 31, 2007, we had approximately $1.4 million in accrued liabilities and $76.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

      Cash held in escrow

      We also have cash held in escrow of $0.9 million as of December 31, 2007. We are required under our loan documents to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes. Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the year ended December 31, 2007 and for the period ended December 31, 2006, management fees paid were $154,000 and $20,000, respectively.

      Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street was not and is not currently entitled to share in any earnings nor any related dividend of the Company in its capacity as the sole holder of the Company's one share of Common Stock.

      The following is a summary of related party transactions that occurred during the year ended December 31, 2007 and the period ended December 31, 2006, respectively. None of the related party transactions described below are expected to impact our results of operations, financial position, or liquidity for future periods.

      o We paid acquisition fees of $125 and $349,875 to FSP for the year ended December 31, 2007 and for the period ended December 31, 2006, respectively, and paid other costs of acquisition of $514,000 to FSP for the period ended December 31, 2006. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $25,000 to FSP in 2006, which were expensed when incurred. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

      o We paid syndication fees consisting of $2,000 and $5,598,000 for selling commissions for the year ended December 31, 2007 and the period ended December 31, 2006, respectively, and $186,000 for other expenses for the period ended December 31, 2006 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

      o During 2006, we borrowed and have subsequently repaid a note evidencing and securing the Acquisition Mortgage Loan payable to FSP with an original principal amount of $127,000,000 and interest equal to the rate paid by FSP on its line of credit. During 2006 we repaid the entire principal of the Acquisition Mortgage Loan with the final payment being made on December 26, 2006. Interest paid to FSP was $937,000 in 2006. The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.70%. No interest payments have been paid to FSP in 2007 because the Acquisition Mortgage Loan was repaid in 2006.

      o We paid commitment fees of $2,000 and $4,024,000 for the year ended December 31, 2007 and for the period ended December 31, 2006, respectively, to FSP for obtaining the Acquisition Mortgage Loan on the Property. Such amounts are included in interest expense in the financial statements. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees were paid to FSP.

      o We made distributions to FSP as the sole holder of our Common Stock of $25,000 in 2006, relating to earnings of the Company prior to the completion of the offering of Preferred Stock. No distributions have been paid to FSP in 2007 and FSP was not and is not currently entitled to share in earnings nor any related dividend of the Company in its capacity as the sole holder of our Common Stock.

      Rental Income Commitments

      Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2007 is as follows:

                           Year Ending        Amount
                           December 31,   (in thousands)
                          -------------   -------------
                                   2008   $       8,937
                                   2009           8,727
                                   2010           8,130
                                   2011           7,531
                                   2012           7,212
                             Thereafter          11,903
                                          -------------
                                          $      52,440
                                          =============

Off-Balance Sheet Arrangements

      The Company is not party to any off-balance sheet arrangements other than property management commitments. The Company is a party to a management agreement with Ryan, an unaffiliated third party management company that is a tenant of the Property, to provide property management services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services. The management agreement between the Company and Ryan requires the Company to pay Ryan a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Ryan has an initial term that expires on December 31, 2012 and, unless terminated at that time, automatically renews month-to-month thereafter. The management agreement with Ryan may be terminated by the Company for cause at any time. The agreement with FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Not applicable.

Item 8.  Financial Statements and Supplementary Data

      The information required by this item is included elsewhere herein and incorporated herein by reference. Reference is made to the Index to Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

      Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

      Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

      Information regarding the executive officers and directors of the Company as of March 1, 2008 is set forth below:

      George J. Carter, age 59, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

      Barbara J. Fournier, age 52, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Vice President, Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

      William W. Gribbell, age 48, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license.

      R. Scott MacPhee, age 50, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license.

      Janet Prier Notopoulos, age 60, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and a Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      Jeffrey B. Carter, age 36, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is a Senior Vice President and the Director of Acquisitions for Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license.

      Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal. Each of the above persons has been associated with us since our inception in 2006. Each of them is an employee of FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

      George J. Carter, Barbara J. Fournier, R. Scott MacPhee, William W. Gribbell and Janet P. Notopoulos also serve as directors of FSP Galleria North Corp. and FSP Phoenix Tower Corp., both of which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP Galleria North Corp. and FSP 50 Phoenix Tower Corp., George J. Carter, Barbara J. Fournier, R. Scott MacPhee, William W. Gribbell and Janet P. Notopoulos each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

      Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2007 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

Corporate Governance

      Our board of directors does not have standing compensation, nominating and corporate governance or audit committees. Our officers are compensated by Franklin Street in connection with their employment by Franklin Street and serve as our executive officers at Franklin Street's request. Our directors are officers of Franklin Street and we do not consider it necessary to establish a nominating committee or a policy for reviewing nominees recommended by stockholders. We do not have a director who qualifies as an "audit committee financial expert" under the regulations of the SEC. We have not adopted a code of business conduct or code of ethics for our executive officers because all of our officers are officers of Franklin Street and are governed by Franklin Street's code of business conduct and ethics.

Item 11. Executive Compensation

      Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street's request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street's common stock is traded on the American Stock Exchange under the symbol "FSP".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 1, 2008 by each holder who beneficially owns more than five percent of the Company's Common Stock or Preferred Stock, by each director, by each of the Company's executive officers and by all current directors and executive officers as a group. To the Company's knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company's Common Stock or Preferred Stock.

Common Stock                                Number of Shares    Percentage of
                                              Beneficially       Outstanding
Name of Holder                                   Owned          Common Stock
-------------------------------------------------------------------------------

Franklin Street Properties Corp.(1)                 1                100%

George J. Carter(2)                                --                  0%

Barbara J. Fournier(2)                             --                  0%

R. Scott MacPhee(2)                                --                  0%

William W. Gribbell(2)                             --                  0%

Janet P. Notopoulos(2)                             --                  0%

Jeffrey B. Carter(2)                                                   0%
                                             --------------     ---------------
All Directors and Executive Officers
 as a Group (consisting of 6 persons)(2)           --                  0%
                                             ==============     ===============


Preferred Stock                              Number of Shares    Percentage of
                                               Beneficially       Outstanding
Name of Holder                                    Owned         Preferred Stock
-------------------------------------------------------------------------------

George J. Carter(2)                                --                  0%

Barbara J. Fournier(2)                             --                  0%

R. Scott MacPhee(2)                                --                  0%

William W. Gribbell(2)                             --                  0%

Janet P. Notopoulos(2)                             --                  0%

Jeffery B. Carter(2)                               --                  0%
                                             --------------     ---------------
All Directors and Executive Officers
 as a Group (consisting of 6 persons)(2)           --                  0%
                                             ==============     ===============

(1) The address of Franklin Street Properties Corp. is 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880-6210.

(2) Each of the Executive Officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

Equity Compensation Plan Information

      The Company does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

Certain Relationships and Related Transactions

      Messrs. George J. Carter, R. Scott MacPhee and William W. Gribbell and Mses. Barbara J. Fournier and Janet P. Notopoulos, each of whom is an executive officer and a director of the Company, are executive officers of Franklin Street and, except for Messrs. R. Scott MacPhee and William W. Gribbell, are directors of Franklin Street. In addition, Jeffrey B. Carter, a vice president and a director of the Company, is a senior vice president and Director of Acquisitions of Franklin Street but not a director of Franklin Street. Jeffrey B. Carter is George J. Carter's son. None of such persons received any remuneration from the Company for their services.

      We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we refer to collectively as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the year ended December 31, 2007 and for the period ended December 31, 2006, management fees paid were $154,000 and $20,000, respectively.

      Franklin Street is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street was not and is not currently entitled to share in any earnings or any dividend related to the Common Stock of the Company.

      The following is a summary of related party transactions that occurred during the year ended December 31, 2007 and the period ended December 31, 2006, respectively. None of the related party transactions described below are expected to impact our results of operations, financial position, or liquidity for future periods.

      o We paid acquisition fees of $125 and $349,875 to FSP for the year ended December 31, 2007 and for the period ended December 31, 2006, respectively, and paid other costs of acquisition of $514,000 to FSP for the period ended December 31, 2006. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $25,000 to FSP in 2006, which were expensed when incurred. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

      o We paid syndication fees consisting of $2,000 and $5,598,000 for selling commissions for the year ended December 31, 2007 and the period ended December 31, 2006, respectively, and $186,000 for other expenses for the period ended December 31, 2006 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

      o During 2006, we borrowed and have subsequently repaid a note evidencing and securing the Acquisition Mortgage Loan payable to FSP with an original principal amount of $127,000,000 and interest equal to the rate paid by FSP on its line of credit. During 2006 we repaid the entire principal of the Acquisition Mortgage Loan with the final payment being made on December 26, 2006. Interest paid to FSP was $937,000 in 2006. The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.70%. No interest payments have been paid to FSP in 2007 because the Acquisition Mortgage Loan was repaid in 2006.

      o We paid commitment fees of $2,000 and $4,024,000 for the year ended December 31, 2007 and for the period ended December 31, 2006, respectively, to FSP for obtaining the Acquisition Mortgage Loan on the Property. Such amounts are included in interest expense in the financial statements. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees were paid to FSP.

      o We made distributions to FSP as the sole holder of our Common Stock of $25,000 in 2006, relating to earnings of the Company prior to the completion of the offering of Preferred Stock. No distributions have been paid to FSP in 2007 and FSP was not and is not currently entitled to share in earnings nor any related dividend of the Company in its capacity as the sole holder of our Common Stock.

Director Independence

      Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. None of our directors qualifies as "independent" under the standards of the American Stock Exchange, where Franklin Street is listed.

Item 14. Principal Accountant Fees and Services

Independent Auditor Fees and Other Matters

      The following tables summarize the aggregate fees billed by the Company's independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

                   Fee Category               2007      2006
                   ------------               ----      ----
                   Audit Fees (1)           $61,000   $49,000
                   Audit-Related Fees (2)
                   Tax Fees (3)               3,000     3,000
                   All Other Fees (4)
                                            -------   -------
                       Total Fees           $64,000   $52,000
                                            =======   =======


      (1) Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

      (2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees".

      (3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $3,000 of the total tax fees incurred in 2007, and accounted for $3,000 of the total tax fees incurred in 2006.

      (4) The Company was not billed by its independent registered public accounting firm in 2007 or 2006 for any other fees.

Pre-Approval Policy and Procedures

      The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company's independent registered public accounting firm.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
            ------------------------------------------

      (a)   The following documents are filed as part of this report.

            1. Financial Statements: The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

            2. Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Financial Statements is filed as part of this Annual Report on Form 10-K.

            3. Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 7, 2008 by the undersigned, thereunto duly authorized.

                                            FSP 50 South Tenth Street Corp.


                                            By: /s/ George J. Carter
                                                --------------------
                                                George J. Carter
                                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                         Date
---------                   -----                                         ----

/s/ George J. Carter        President and Director                        March 7, 2008
-----------------------     (Principal Executive Officer)
George J. Carter

/s/ Barbara J. Fournier     Vice President, Chief Operating Officer,      March 7, 2008
-----------------------     Treasurer, Secretary and Director
Barbara J. Fournier         (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ R. Scott MacPhee        Director, Executive Vice President            March 7, 2008
-----------------------
R. Scott MacPhee

/s/ William W. Gribbell     Director, Executive Vice President            March 7, 2008
-----------------------
William W. Gribbell

/s/ Janet P. Notopoulos     Director, Vice President                      March 7, 2008
-----------------------
Janet P. Notopoulos

/s/ Jeffrey B. Carter       Director, Vice President                      March 7, 2008
-----------------------

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   3.1 Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   3.2 By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   4.1            Loan Agreement, incorporated herein by reference to Exhibit
                  4.1 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   4.2 Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, incorporated herein by reference to
                  Exhibit 4.2 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   4.3            Promissory Note, incorporated herein by reference to Exhibit
                  4.3 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   10.1           Ryan Lease, as amended, incorporated herein by reference to
                  Exhibit 10.1 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   10.2 Oracle USA Lease, as amended, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   10.3 Asset Management Agreement, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   10.4           Management Agreement, incorporated herein by reference to
                  Exhibit 10.4 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   10.5           Voting Agreement, incorporated herein by reference to Exhibit
                  10.5 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP 50 South Tenth Street Corp.'s Registration Statement on Form 10, as amended (File No. 000-52551)

   31.1 Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         FSP 50 South Tenth Street Corp.
                          Index to Financial Statements

                                Table of Contents

                                                                            Page
                                                                            ----
Financial Statements

Report of Independent Registered Public Accounting Firm....................  F-2

Balance Sheets as of December 31, 2007 and 2006............................  F-3

Statements of Operations for the year ended December 31, 2007, and for the period September 12, 2006 (date of inception) to
      December 31, 2006....................................................  F-4

Statements of Changes in Stockholders' Equity for the period
      September 12, 2006 (date of inception) to December 31, 2006, and for the year ended December 31, 2007.................................  F-5

Statements of Cash Flows for the year ended December 31, 2007, and for the period September 12, 2006 (date of inception) to
      December 31, 2006....................................................  F-6

Notes to Financial Statements..............................................  F-7


Financial Statement Schedule - Schedule III................................ F-17

                            [LETTERHEAD OF BRAVER PC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP 50 South Tenth Street Corp.
Wakefield, Massachusetts

We have audited the accompanying balance sheets of FSP 50 South Tenth Street Corp. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2007 and for the period from September 12, 2006 (date of inception) to December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP 50 South Tenth Street Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from September 12, 2006 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Braver PC
Newton, Massachusetts
March 7, 2008

                         FSP 50 South Tenth Street Corp.
                                 Balance Sheets

                                                                               December 31,
                                                                         -----------------------
(in thousands, except share and par value amounts)                           2007         2006
================================================================================================
Assets:
Real estate investments, at cost:
     Land                                                                 $  21,974    $  21,974
     Buildings and improvements                                              97,353       97,321
------------------------------------------------------------------------------------------------
                                                                            119,327      119,295
     Less accumulated depreciation                                            2,916          416
------------------------------------------------------------------------------------------------
Real estate investments, net                                                116,411      118,879

Acquired real estate leases, net of                                           5,188        6,234
    accumulated amortization of $1,223 and $213
Acquired favorable real estate leases, net of accumulated                     2,598        3,089
    amortization of $569 and $109
Cash and cash equivalents                                                    10,062        8,355
Cash - held in escrow                                                           860          721
Tenant rent receivable                                                           50           28
Step rent receivable                                                            368          115
Deferred leasing costs, net of accumulated amortization of $2 and $0             11            7
Deferred financing costs, net of accumulated amortization of $59 and $0         237          296
Prepaid expenses and other assets                                                33           80
------------------------------------------------------------------------------------------------
      Total assets                                                        $ 135,818    $ 137,804
================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                     $   1,433    $     406
Distribution payable                                                             --          370
Tenant security deposits                                                         37           28
Loan payable                                                                 76,200       76,200
Acquired unfavorable real estate leases, net of accumulated
      amortization of $231 and $34                                            1,248        1,448
------------------------------------------------------------------------------------------------
     Total liabilities                                                       78,918       78,452
------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                   --           --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 1,540 shares authorized,
       700 and 699.75 issued and outstanding aggregate, liquidation preference $70,000 and $69,975 at December 31, 2007 and
       December 31, 2006, respectively                                           --           --

     Common Stock, $.01 par value, 1 share
       authorized, issued and outstanding                                        --           --
     Additional paid-in capital                                              64,224       64,201
     Retained deficit and distributions in excess of earnings                (7,324)      (4,849)
------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                              56,900       59,352
------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                           $ 135,818    $ 137,804
================================================================================================
                                                  See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                            Statements of Operations

                      FSP 50 South Tenth Street Corp.
                         Statements of Cash Flows

                                                                                 For the Period
                                                                                September 12, 2006
                                                          For the Year Ended  (date of inception) to
(in thousands, except share and per share amounts)        December 31, 2007     December 31, 2006
====================================================================================================

Revenues:
     Rental                                                $      15,345       $             2,007
----------------------------------------------------------------------------------------------------

       Total revenue                                              15,345                     2,007
----------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                     4,319                       561
     Real estate taxes and insurance                               2,597                       318
     Depreciation and amortization                                 3,548                       629
     Interest expense                                              4,144                     5,085
----------------------------------------------------------------------------------------------------

       Total expenses                                             14,608                     6,593
----------------------------------------------------------------------------------------------------

Income (loss) before interest income                                 737                    (4,586)

Interest income                                                      470                       132
----------------------------------------------------------------------------------------------------

Net income (loss)                                                  1,207                    (4,454)

Distributions paid to common stockholder                              --                       (25)
----------------------------------------------------------------------------------------------------

Net income (loss) attributable to preferred stockholders   $       1,207       $            (4,479)
====================================================================================================

Weighted average number of preferred shares outstanding,
   basic and diluted                                                 700                       453
====================================================================================================

Net income (loss) per preferred share, basic and diluted   $       1,724       $            (9,890)
====================================================================================================
                                                      See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                  Statements of Changes in Stockholders' Equity
   For the Period September 12, 2006 (date of inception) to December 31, 2006 and for the Year Ended December 31, 2007

                                                                                          Retained Deficit
                                                                             Additional   and Distributions       Total
(in thousands, except                            Preferred       Common        Paid-in      in Excess of       Stockholders'
per share and share amounts)                       Stock          Stock        Capital        Earnings            Equity
============================================================================================================================

Issuance of common share                          $    --       $    --      $      10      $       --         $      10

Private offering of 699.75 shares, net                 --            --         64,191              --            64,191

Distributions - common stockholders
   or $25,000 per common share                         --            --             --             (25)              (25)

Distributions - preferred stockholders
   or $529 per preferred share                         --            --             --            (370)             (370)

Net loss                                               --            --             --          (4,454)           (4,454)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                        $    --       $    --      $  64,201      $   (4,849)       $   59,352
============================================================================================================================

Private offering of .25 shares, net                    --            --             23              --                23

Distributions - preferred stockholders
   or $5,260 per preferred share                       --            --             --          (3,682)           (3,682)

Net income                                             --            --             --           1,207             1,207
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                        $    --       $    --      $  64,224      $   (7,324)       $   56,900
============================================================================================================================
                                                                             See accompanying notes to financial statements.

                      FSP 50 South Tenth Street Corp.
                         Statements of Cash Flows

                                                                                                           For the Period
                                                                                                         September 12, 2006
                                                                                   For the Year Ended  (date of inception) to
(in thousands)                                                                      Decmber 31, 2007      December 31, 2006
=============================================================================================================================
Cash flows from operating activities:
     Net Income (loss)                                                               $      1,207          $        (4,454)
     Adjustments to reconcile net income (loss) to net cash
            provided by (used for) operating activities:
               Depreciation and amortization                                                3,607                      629
               Amortization of favorable real estate leases                                   491                      109
               Amortization of unfavorable real estate leases                                (200)                     (34)
            Changes in operating assets and liabilities:
               Cash - held in escrow                                                         (139)                    (721)
               Tenant rent receivable                                                         (22)                     (28)
               Step rent receivable                                                          (253)                    (115)
               Prepaid expenses and other assets                                               47                      (80)
               Accounts payable and accrued expenses                                        1,034                      399
               Tenant security deposits                                                         9                       28
               Payment of deferred leasing commission                                         (13)                      --
-----------------------------------------------------------------------------------------------------------------------------
                        Net cash provided by (used for) operating activities                5,768                   (4,267)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of real estate assets                                                           (32)                (119,295)
     Purchase of acquired real estate leases                                                   --                   (6,447)
     Purchase of acquired favorable / unfavorable real estate leases                           --                   (1,716)
-----------------------------------------------------------------------------------------------------------------------------
                        Net cash used for investing activities                                (32)                (127,458)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from sale of company stock                                                       25                   69,985
     Syndication costs                                                                         (2)                  (5,784)
     Distributions to stockholders                                                         (4,052)                     (25)
     Proceeds from long-term debt                                                              --                  203,200
     Principal payments on long-term debt                                                      --                 (127,000)
     Payments of deferred financing costs                                                      --                     (296)
-----------------------------------------------------------------------------------------------------------------------------
                       Net cash (used for) provided by financing activities                (4,029)                 140,080
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   1,707                    8,355
Cash and cash equivalents, beginning of period                                              8,355                       --
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $     10,062          $         8,355
==============================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                               $      4,085          $         5,085
Disclosure of non-cash operating activities:
     Deferred leasing costs                                                          $         --          $             7
Disclosure of non-cash financing activities:
     Distributions declared but not paid                                             $         --          $           370
                                                                            See accompanying notes to financial statements.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

1.   Organization

FSP 50 South Tenth Street Corp. (the "Company") was organized on September 12, 2006 as a corporation under the laws of the State of Delaware to purchase, own and operate a twelve-story office tower containing approximately 485,648 rentable square feet of space located in downtown Minneapolis, Minnesota (the "Property"). The Company acquired the Property on November 8, 2006.

2.   Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The results of operations for 2007 represent a full fiscal year. The results from inception to December 31, 2006 are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

ESTIMATES AND ASSUMPTIONS

The Company prepares its financial statements and related notes in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REAL ESTATE AND DEPRECIATION

Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.

Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the Property was purchased.

Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred. Funding for repairs and maintenance items typically is provided by cash flows from operating activities.

Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

         Category                        Years
         --------                        -----

     Building - Commercial                 39
     Building Improvements               15-39
     Furniture & Equipment                5-7

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

2.   Summary of Significant Accounting Policies (continued)

REAL ESTATE AND DEPRECIATION (continued)

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2007, no such indicators of impairment were identified.

Depreciation expense of $2,500,000 and $416,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the year ended December 31, 2007 and for the period ended December 31, 2006, respectively.

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. Under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which was approved by the Financial Accounting Standards Board ("FASB") in June 2001, the Company is required to segregate these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related leases. Amortization expense of $1,046,000 and $213,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $6,447,000 and the weighted average amortization period is six years in respect of the leases assumed. Detail of the acquired real estate leases are as follows:

                                              December 31,
                                          -------------------
             (in thousands)                  2007       2006
             --------------               -------------------
             Cost                          $ 6,411    $ 6,447
             Accumulated amortization       (1,223)      (213)
                                          -------------------
             Book value                    $ 5,188    $ 6,234
                                          ===================

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

2.   Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES (continued)

The estimated annual amortization expense for the five years succeeding December 31, 2007 is as follows:

            (in thousands)
            --------------
            2008                            $    1,032
            2009                                  $958
            2010                                  $785
            2011                                  $707
            2012                                  $641

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant's lease exceed the market rate of the lease at the date the Property was acquired. Under SFAS 141 the Company is required to report this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant's lease. Amortization of $491,000 and $109,000 is shown as a reduction of rental income in the Company's Statements of Operations for the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $3,198,000 and the weighted average amortization period is six years in respect of the leases assumed. Detail of the acquired favorable real estate leases are as follows:

                                                 December 31,
                                           ------------------------
                 (in thousands)                2007         2006
                 --------------            ------------------------

                 Cost                       $   3,167    $   3,198
                 Accumulated amortization        (569)        (109)
                                           -----------------------
                 Book value                 $   2,598    $   3,089
                                           =======================

The estimated annual amortization expense for the five years succeeding December 31, 2007 is as follows:

                 (in thousands)
                 --------------
                 2008                          $    487
                 2009                          $    462
                 2010                          $    424
                 2011                          $    401
                 2012                          $    346

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

The Company accounts for leases acquired via direct purchase of real estate assets under the provisions of SFAS No. 141 "Business Combinations". Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $200,000 and $34,000 is included with rental revenue in the Company's Statements of Operations for the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

2.   Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES (continued)

The acquired unfavorable real estate leases included in the purchase price of the property were $1,482,000 and the weighted average amortization period is seven years in respect of the leases assumed. Detail of the acquired unfavorable real estate leases are as follows:

                                        December 31,    December 31,
           (in thousands)                   2007           2006
                                      -------------------------------
           Cost                       $       1,479    $       1,482
           Accumulated amortization            (231)             (34)
                                      -------------------------------
           Book value                 $       1,248    $       1,448
                                      ================================

The estimated annual amortization expense for the five years succeeding December 31, 2007 is as follows:

                  2008                             $     198
                  2009                             $     197
                  2010                             $     187
                  2011                             $     175
                  2012                             $     140

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $8,144,000 and $8,182,000 at December 31, 2007 and December 31, 2006, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

CASH - HELD IN ESCROW

The Company is required under its loan documents to make monthly deposits into a pledge account for real estate taxes. The amount held in escrow for real estate taxes was approximately $860,000 and $721,000 as of December 31, 2007 and 2006, respectively.

CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances and short-term investments principally in one bank which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the bank and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $100,000 provided by the Federal Deposit Insurance Corporation.

For the year ended December 31, 2007 and the period ended December 31, 2006, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31:

                                      2007       2006
                                  -------------------
          Oracle                       51%        54%
          Ryan Companies               18%        15%

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

2.   Summary of Significant Accounting Policies (continued)

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents and cash-held in escrow approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $368,000 and $115,000 at December 31, 2007 and 2006, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over a weighted average period of five years in respect of the terms of the related lease agreement. Deferred leasing costs of $6,000 and $7,000 were incurred during the periods ended December 31, 2007 and 2006, respectively. Amortization expense was $2,000 for the year ended December 31, 2007. Detail of the deferred leasing costs is as follows:

                                        December 31,    December 31,
            (in thousands)                 2007            2006
            --------------             ----------------------------

            Cost                       $         13    $          7
            Accumulated amortization             (2)             --
                                       ----------------------------
            Book value                 $         11    $          7
                                       ============================

      The estimated annual amortization expense for the five years succeeding December 31, 2007 is as follows:

                    (in thousands)
                    --------------
                    2008                    $    3
                    2009                    $    3
                    2010                    $    2
                    2011                    $    2
                    2012                    $    1

SYNDICATION FEES

      Syndication fees are selling commissions and other costs associated with the initial offering of shares of the Company's Preferred Stock. Such costs, in the amount of $2,000 and $5,784,000 have been reported as a reduction in Stockholders' Equity during the periods ended December 31, 2007 and 2006, respectively.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

2.   Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial property and accounts for its leases as operating leases. Rental income from the leases, which may include rent concession (including free rent) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. Any lease incentives are recorded as deferred rent and amortized as reductions to rental income over the lease term on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned. A schedule showing the components of rental revenue is shown below.

                                            Year Ended     Period Ended
                                            December 31,    December 31,
       (in thousands)                           2007            2006
       =================================================================
       Income from leases                   $    9,050      $    1,293
       Straight-line rent adjustment               253             115
       Reimbursable expenses                     6,333             674
       Amortization of favorable leases           (491)           (109)
       Amortization of unfavorable leases          200              34
       -----------------------------------------------------------------

            Total                           $   15,345      $    2,007
       =================================================================

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's taxable income that must be distributed annually.

NET INCOME PER SHARE

The Company follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Company's net income per share. Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2007 or 2006. Subsequent to the completion of the offering shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

RECENT ACCOUNTING STANDARD

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

3.   Loan Payable

The Company has a loan agreement (the "Loan") outstanding with a bank in the amount of $76,200,000. Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum. The Loan is secured by the Property. The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date. Interest expense for the periods ended December 31, 2007 and 2006 was $4,083,000 and $124,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting. The Loan agreement has certain restrictions on the Company's ability to incur debt. The Company was in compliance with the loan covenants as of December 31, 2007 and 2006.

4.   Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. The Company will generally not be liable for federal income taxes, provided it satisfies these requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

The Company's adoption of the provisions of FASB Interpretation No. 48 "Accounting for Income Taxes", ("FIN 48") effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company files income tax returns in the U.S federal jurisdiction and the state of Minnesota. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be from 2006 and thereafter.

For the period ended December 31, 2006, the Company incurred a net operating loss for income tax purposes of approximately $4,166,000 that can be carried forward until it expires in the year 2026.

At December 31, 2007, the Company's net tax basis of its real estate assets was $123,379,000.

The following schedule reconciles net income (loss) to taxable income (loss) subject to distribution requirements:

                                                           Year Ended      Period Ended
                                                          December 31,     December 31,
(in thousands)                                                2007             2006
=======================================================================================

Net income (loss)                                         $      1,207    $     (4,454)

Add:  Book depreciation and amortization                         3,607             629
      Amortization of favorable real estate leases                 491             109
      Deferred rent                                                 19              12
      Organization costs                                            --              25
Less: Tax depreciation and amortization                         (3,715)           (338)
      Amortization of unfavorable real estate leases              (200)            (34)
      Straight-line rents                                         (253)           (115)
---------------------------------------------------------------------------------------
Taxable income (loss)[1]                                  $      1,156    $     (4,166)
=======================================================================================

      (1)   A tax loss is not subject to a dividend requirement.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

4.   Income Taxes (continued)

The following schedule summarizes the tax components of the distributions paid for the period ended December 31,:

(dollars in thousands)                 2007                                    2006
                    ----------------------------------------  -----------------------------------------
                    Preferred      %       Common       %     Preferred      %      Common        %
                    ---------   --------  --------   -------  ---------   -------  ---------   --------
Ordinary income     $   1,277       32%   $     --       0%   $      --       0%   $      --        0%
Return of Capital       2,775       68%         --       0%          --       0%          25      100%
                    ---------   --------  --------   -------  ---------   -------  ---------   --------
Total               $   4,052      100%   $     --       0%   $      --       0%   $      25      100%
                    =========   =======   ========   =======  =========   =======  =========   ========

5.   Capital Stock

PREFERRED STOCK

Generally, each holder of shares of Preferred Stock is entitled to receive ratably all dividends, if any, declared by the Board of Directors out of funds legally available. The right to receive dividends is non-cumulative, and no right to dividends shall accrue by reason of the fact that no dividend has been declared in any prior year. Each holder of shares of Preferred Stock will be entitled to receive, to the extent that funds are available therefore, $100,000 per share of Preferred Stock, before any payment to the holder of Common Stock, out of distributions to stockholders upon liquidation, dissolution or the winding up of the Company; the balance of any such funds available for distribution will be distributed among the holders of shares of Preferred Stock and the holder of Common Stock, pro rata based on the number of shares held by each; provided, however, that for these purposes, one share of Common Stock will be deemed to equal one-tenth of a share of Preferred Stock.

In addition to certain rights to remove and replace directors, the holders of a majority of the then outstanding shares of Preferred Stock shall have the further right to approve or disapprove a proposed sale of the Property, the merger of the Company with any other entity and amendments to the corporate charter. A vote of the holders of not less than 66.67% of then outstanding shares of Preferred Stock is required for the issuance of any additional shares of capital stock other than the remaining 840 shares of authorized but unissued Preferred Stock. Holders of shares of Preferred Stock have no redemption or conversion rights.

COMMON STOCK

Franklin Street Properties Corp. (Franklin Street) is the sole holder of the Company's Common Stock. Franklin Street has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above. Subsequent to the completion of the offering of the shares of Preferred Stock in January 2007, Franklin Street, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

6.   Related Party Transactions

The following is a summary of related party transactions that occurred with FSP during the year ended December 31, 2007, and the period ended December 31, 2006:

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, "FSP"). We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the year ended December 31, 2007 and for the period ended December 31, 2006, management fees paid were $154,000 and $20,000, respectively.

FSP is the sole holder of the Company's one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street was not and is not currently entitled to share in any earnings nor any related dividend of the Company.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

6.   Related Party Transactions (continued)

The related party transactions described below are not expected to significantly affect the Company's results of operations, financial position, or liquidity for fiscal year 2008 or future periods.

The Company paid acquisition fees of $125 and $349,875 for the year ended December 31, 2007 and for the period ended December 31, 2006, respectively, and paid other costs of acquisition of $514,000 to FSP for the period ended December 31, 2006. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $25,000 to FSP in 2006, which were expensed when incurred. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

The Company paid syndication fees consisting of $2,000 and $5,598,000 for selling commissions for the year ended December 31, 2007 and the period ended December 31, 2006, respectively, and $186,000 for other expenses for the period ended December 31, 2006 to FSP for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

During 2006, the Company borrowed and has subsequently repaid a note evidencing and securing the Acquisition Mortgage Loan payable to FSP with an original principal amount of $127,000,000 and interest equal to the rate paid by FSP on its line of credit. During 2006 the Company repaid the entire principal balance of the Acquisition Mortgage Loan with the final payment being made on December 26, 2006. Interest paid to FSP was $937,000 in 2006. The average interest rate during the time the Acquisition Mortgage Loan was outstanding was 6.70%. No interest payments have been made to FSP in 2007 because the Acquisition Mortgage Loan was repaid in 2006.

The Company paid commitment fees of $2,000 and $4,024,000 for the year ended December 31, 2007 and for the period ended December 31, 2006, respectively, to FSP for obtaining the Acquisition Mortgage Loan on the Property. Such amounts are included in interest expense in the financial statements. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees were paid to FSP.

The Company made distributions to the holder of its common share of $25,000 in 2006, relating to earnings of the Company prior to the completion of the offering of Preferred Stock. No distributions were paid to FSP in 2007 and FSP was not and is not currently entitled to share in earnings nor any related dividend of the Company.

7.   Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

                               Year Ending
          (in thousands)       December 31,      Amount
                              --------------  ------------
                                   2008         $    8,937
                                   2009              8,727
                                   2010              8,130
                                   2011              7,531
                                   2012              7,212
                                Thereafter          11,903
                                              ------------
                                                $   52,440
                                              ============

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on November 8, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

                         FSP 50 South Tenth Street Corp.
                          Notes to Financial Statements

8.   Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. The Company owned and operated a twelve-story office tower in that one segment.

9.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

                                                                  December 31,
        (in thousands)                                         2007         2006
        ========================================================================

        Deferred rental income                               $  1,124   $     77
        Accrued operating expenses                                133        116
        Due to tenants and former owner                            65         52
        Accounts payable and other accrued expenses               111        154
        Accrued deferred leasing costs                             --          7
        ------------------------------------------------------------------------

              Total                                          $  1,433   $    406
        ========================================================================

10.  Subsequent Events

On January 18, 2008, the Board of Directors of the Company declared a cash distribution of $1,764 per share of Preferred Stock payable on February 20, 2008 to stockholders of record on January 31, 2008.

SCHEDULE III

                         FSP 50 South Tenth Street Corp.
                    Real Estate and Accumulated Depreciation
                                December 31, 2007

(in thousands)
                                                                         Initial Cost
                                                            ---------------------------------------
                                                                                           Costs
                                                                                        Capitalized
                                                                        Buildings       (Disposals)
                                                                       Improvements    Subsequent to
     Description                            Encumbrances    Land      and Equipment     Acquisition
     -----------                            ------------    ----      -------------     -----------

50 South Tenth Street, Minneapolis, MN         $76,200     $21,974        $97,321           $32

(in thousands)
                                                                 Historical Costs
                                           ----------------------------------------------------------------

                                                    Buildings                                  Total Costs,
                                                   Improvements                                   Net of     Depreciable
                                                       and                    Accumulated      Accumulated      Life       Date of
   Description                             Land     Equipment     Total (1)   Depreciation     Depreciation    (Years)   Acquisition
   -----------                             ----     ---------     ---------   ------------     ------------    -------   -----------
                                             (in thousands)
50 South Tenth Street, Minneapolis, MN    $21,974    $97,353      $119,327       $2,916          $116,411       5-39        2006

(1) Construction of the building was completed in 2001 and the aggregate cost for Federal Income Tax purposes is $127,489.

                         FSP 50 South Tenth Street Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                            December 31,          December 31,
(in thousands)                                  2007                  2006
--------------------------------------------------------------------------------


Real estate investments, at cost:
   Balance, beginning of period            $    119,295          $         --
       Acquisitions                                  --               119,295
       Improvements                                  32                    --
--------------------------------------------------------------------------------

   Balance, end of period                  $    119,327          $    119,295
================================================================================

Accumulated depreciation:
    Balance, beginning of period           $        416          $         --
      Depreciation                                2,500                   416
--------------------------------------------------------------------------------

    Balance, end of period                 $      2,916          $        416
================================================================================