Form 10-Q
period 2008-03-31
FSP 50 South Tenth Street Corp
filed 2008-05-09
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-52551

FSP 50 South Tenth Street Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-5530367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Edgewater Place, Suite 200
Wakefield, MA 01880-6210
(Address of principal executive offices)(Zip Code)

(781) 557-1300
(Registrant’s telephone number, including area code)

N/A
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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700 each as of May 9, 2008.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report
March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.
FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2008	December 31, 2007

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,375	97,353
	119,349	119,327
Less accumulated depreciation	3,541	2,916
Real estate investments, net	115,808	116,411

Acquired real estate leases, net of accumulated amortization of $1,483 and $1,223, respectively	4,928	5,188
Acquired favorable real estate leases, net of accumulated amortization of $690 and $569, respectively	2,477	2,598
Cash and cash equivalents	10,038	10,062
Cash - held in escrow	1,505	860
Tenant rent receivable	134	50
Step rent receivable	401	368
Deferred leasing costs, net of accumulated amortization of $3 and $2, respectively	10	11
Deferred financing costs, net of accumulated amortization of $74 and $59, respectively	222	237
Prepaid expenses and other assets	9	33
Total assets	$135,532	$135,818

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,043	$1,433
Tenant security deposits	31	37
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $280 and $231, respectively	1,199	1,248
Total liabilities	79,473	78,918

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding ,
aggregate liquidation preference $70,000
at March 31, 2008 and December 31, 2007	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(8,165)	(7,324)
Total Stockholders’ Equity	56,059	56,900

Total Liabilities and Stockholders’ Equity	$135,532	$135,818
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated  Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2008	2007

Revenues:
Rental	$4,051	$3,755

Total revenue	4,051	3,755

Expenses:

Rental operating expenses	1,083	1,020
Real estate taxes and insurance	727	648
Depreciation and amortization	885	862
Interest expense	1,033	1,022

Total expenses	3,728	3,552

Income before interest income	323	203

Interest income	71	109

Net income attributable to preferred stockholders	$394	$312

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income per preferred share, basic and diluted	$563	$446
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$394	$312
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	901	877
Amortization of favorable real estate leases	121	106
Amortization of unfavorable real estate leases	(49)	(50)
Changes in operating assets and liabilities:
Cash - held in escrow	(645)	(540)
Tenant rent receivable	(84)	(290)
Step rent receivable	(33)	(135)
Prepaid expenses and other assets	24	76
Accounts payable and accrued expenses	609	768
Tenant security deposits	(6)	-
Payment of deferred leasing costs	-	(13)

Net cash provided by operating activities	1,232	1,111
Cash flows from investing activities:
Purchase of real estate assets	(21)	(6)

Net cash used for investing activities	(21)	(6)
Cash flows from financing activities:
Proceeds from sale of company stock	-	25
Syndication costs	-	(2)
Distributions to stockholders	(1,235)	(370)

Net cash used for financing activities	(1,235)	(347)

Net increase (decrease) in cash and cash equivalents	(24)	758

Cash and cash equivalents, beginning of period	10,062	8,355

Cash and cash equivalents, end of period	$10,038	$9,113

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,018	$1,007

Disclosure of non-cash investing activities
Accrued costs for purchase of real estate assets	$1	$17

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP 50 South Tenth Street Corp. (the “Company”) was organized on September 12, 2006 as a corporation under the laws of the State of Delaware to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 485,648 rentable square feet of space located in downtown Minneapolis, Minnesota (the “Property”).  The Company acquired the Property on November 8, 2006.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

2.	Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code").  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company’s income that must be distributed annually.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements
 (Unaudited)

2.	Income Taxes (continued)

The Company’s adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Minnesota jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Loan Payable

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the three months ended March 31, 2008 and 2007 was $1,018,000 and $1,007,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on the Company’s ability to incur debt.  The Company was in compliance with the loan covenants as of March 31, 2008 and December 31, 2007.

4.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the three months ended March 31, 2008 and 2007, management fees paid were $40,000 and $34,000, respectively.

Franklin Street is the sole holder of the Company’s one share of common stock, $.01 par value per share (the “Common Stock”), that is issued and outstanding.  Between November 2006 and January 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 700 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any related dividend of the Company.

The related party transactions described below are not expected to significantly affect the Company’s results of operations, financial position, or liquidity for fiscal year 2008 or future periods:

The Company paid acquisition fees to FSP of $125 for the three months ended March 31, 2007.  Such fees were included in the cost of the real estate.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

The Company paid syndication fees to FSP of $2,000 for the three months ended March 31, 2007 for services related to syndication of the Company’s Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements
 (Unaudited)

4.	Related Party Transactions (continued)

The Company purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006. The purchase price, which was determined by arm's-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage (the "Acquisition Mortgage Loan"). The Company paid commitment fees of $2,000 for the three months ended March 31, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements. The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees have been paid to FSP.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2008 and 2007.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

7.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Share	Total Distributions

First quarter of 2008	$1,764	$1,235,000

First quarter of 2007	$816	$370,000

8.	Subsequent Event

The Company declared a cash distribution of $1,857 per preferred share on April 18, 2008 to the holders of record of the Company’s Preferred Stock on April 30, 2008, payable on May 20, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

Our company, FSP 50 South Tenth Street Corp., which we refer to as the Company, is a Delaware corporation formed to  own and operate a twelve-story multi-tenant office and retail building containing approximately 485,648 of rentable square feet located in downtown Minneapolis, Minnesota, which we refer to as the Property.  The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations.  The Property is located directly across the street from the designated world headquarters of Target Corporation (NYSE:TGT), which we refer to as Target, and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.  The Property also has lower level retail space and is part of a larger development that we refer to as the Project that covers a full city block in Minneapolis, Minnesota.  The Project is comprised of our Property, the Target retail store and the parking garage.  The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan.  The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system.

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

Trends and Uncertainties

Debt Market Conditions

Because interest rate levels and the availability of financing may affect real estate values, occupancy levels and property income, debt market conditions could affect our business.  The debt market is currently experiencing unprecedented disruptions, including reduced liquidity and increased credit risk premiums for certain market participants.  These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.  At this time we cannot predict the extent or duration of any negative impact that the current debt market conditions will have on our business.

Real Estate Operations

It is difficult for management to predict what will happen to occupancy or rents after the expiration of the leases at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants, many of which operate on a national level.  Please see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a summary of our tenants and leases.

Management cannot predict what changes may occur in the industries of our current tenants or the tenants specifically and what effect, if any, such changes would have on the Property.  Following termination of an existing lease, we may not be able to re-lease all of the space and any space that is re-leased may be at a rate that is significantly lower than the expiring rate, possibly resulting in decreased cash flows.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely cause a material adverse effect.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The Property has office and retail space, which collectively is approximately 99% occupied.  There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 82.4% occupied.  Target and Ryan currently occupy 10% or more of the Property’s space.  Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.  Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle.  Ryan leases approximately 86,381 square feet through July 2015.  Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011.  Including subleased space, Target occupies approximately 54% of the Property's rentable space.  Ryan occupies approximately 18% of the Property’s rentable space.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

Revenue

Total revenue increased $0.3 million to $4.0 million for the three months ended March 31, 2008, as compared to $3.7 million for the three months ended March 31, 2007.  This increase was primarily due to an increase in rental income of $0.1 million and an increase in recovery of expenses of approximately $0.2 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.2 million to $3.7 million for the three months ended March 31, 2008 as compared to $3.5 million for the three months ended March 31, 2007.  This increase was attributable to a $0.1 million increase in real estate taxes, and an increase in operating expenses of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $10.0 million and $10.1 million at March 31, 2008 and December 31, 2007, respectively.  The $0.1 million decrease for the three months ended March 31, 2008 is primarily attributable to $1.2 million provided by operating activities, which was partially offset by $1.2 million used for financing activities.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.2 million for the three months ended March 31, 2008 was primarily attributable to net income of approximately $0.4 million plus depreciation and amortization of approximately $1.0 million, offset primarily by uses arising from other current accounts of $0.2 million.

Investing Activities

The cash used for investing activities of approximately $21,000 for the three months ended March 31, 2008 was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of $1.2 million for the three months ended March 31, 2008 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders.  As of March 31, 2008 we had approximately $2.1 million in accrued liabilities, and $76.2 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Cash Held in Escrow

We also have cash held in escrow of $1.5 million as of March 31, 2008.  We are required under our loan documents with Bank of America, N.A. to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes.  Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

 Secured Debt

We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000.  Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the three months ended March 31, 2008 and 2007 was $1,018,000 and $1,007,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on our ability to incur debt.  We were in compliance with the loan covenants as of March 31, 2008 and December 31, 2007.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the three months ended March 31, 2008 and 2007, management fees paid were $40,000 and $34,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in January 2007, Franklin Street has not been entitled to share in our earnings or any related dividend.

The related party transactions described below are not expected to significantly affect our results of operations, financial position, or liquidity for fiscal year 2008 or future periods:

The Company paid acquisition fees to FSP of $125 for the three months ended March 31, 2007.  Such fees were included in the cost of the real estate.  Subsequent to the completion of the final closing of the sale of shares of our preferred stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

The Company paid syndication fees to FSP of $2,000 for the three months ended March 31, 2007 for services related to syndication of our preferred stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of our preferred stock to them.  Subsequent to the completion of the final closing of the sale of shares of our preferred stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless we issue some of the 840 shares of our preferred stock that we are authorized to issue.

The Company purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006. The purchase price, which was determined by arm's-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the Acquisition Mortgage Loan. The Company paid commitment fees of $2,000 for the three months ended March 31, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements. The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006. Subsequent to the completion of the final closing of the sale of shares of our preferred stock, which occurred on January 9, 2007, no commitment fees have been paid to FSP.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.    Controls and Procedures.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A.  Risk Factors.

Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: May 9, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 9, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.