Form 10-Q
period 2008-06-30
FSP 50 South Tenth Street Corp
filed 2008-08-08
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700 each as of August 1, 2008.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report
June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2008	December 31, 2007

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,375	97,353
	119,349	119,327
Less accumulated depreciation	4,168	2,916
Real estate investments, net	115,181	116,411

Acquired real estate leases, net of accumulated amortization of $1,717 and $1,223, respectively	4,671	5,188
Acquired favorable real estate leases, net of accumulated amortization of $812 and $569, respectively	2,355	2,598
Cash and cash equivalents	9,688	10,062
Cash - held in escrow	740	860
Tenant rent receivable	123	50
Step rent receivable	436	368
Deferred leasing costs, net of accumulated amortization of $3 and $2, respectively	10	11
Deferred financing costs, net of accumulated amortization of $89 and $59, respectively	207	237
Prepaid expenses and other assets	78	33
Total assets	$133,489	$135,818

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,041	$1,433
Tenant security deposits	36	37
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $330 and $231, respectively	1,149	1,248
Total liabilities	78,426	78,918

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding,
aggregate liquidation preference $70,000
at June 30, 2008 and December 31, 2007	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(9,161)	(7,324)
Total Stockholders’ Equity	55,063	56,900

Total Liabilities and Stockholders’ Equity	$133,489	$135,818
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated  Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007

Revenues:
Rental	$3,847	$3,880	$7,898	$7,635

Total revenue	3,847	3,880	7,898	7,635

Expenses:

Rental operating expenses	944	1,078	2,027	2,098
Real estate taxes and insurance	732	651	1,459	1,299
Depreciation and amortization	885	896	1,770	1,758
Interest expense	1,033	1,033	2,066	2,055

Total expenses	3,594	3,658	7,322	7,210

Income before interest income	253	222	576	425

Interest income	51	122	122	231

Net income attributable to preferred stockholders	$304	$344	$698	$656

Weighted average number of preferred shares outstanding,
basic and diluted	700	700	700	699.99

Net income per preferred share, basic and diluted	$434	$491	$997	$937
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$698	$656
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,800	1,788
Amortization of favorable real estate leases	243	235
Amortization of unfavorable real estate leases	(99)	(100)
Changes in operating assets and liabilities:
Cash - held in escrow	120	160
Tenant rent receivable	(73)	(87)
Step rent receivable	(68)	(175)
Prepaid expenses and other assets	(45)	61
Accounts payable and accrued expenses	(392)	54
Tenant security deposits	(1)	-
Payment of deferred leasing costs	-	(13)

Net cash provided by operating activities	2,183	2,579
Cash flows from investing activities:
Purchase of real estate assets	(22)	(6)

Net cash used for investing activities	(22)	(6)
Cash flows from financing activities:
Proceeds from sale of company stock	-	25
Syndication costs	-	(2)
Distributions to stockholders	(2,535)	(1,595)

Net cash used for financing activities	(2,535)	(1,572)

Net increase (decrease) in cash and cash equivalents	(374)	1,001

Cash and cash equivalents, beginning of period	10,062	8,355

Cash and cash equivalents, end of period	$9,688	$9,356

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,036	$2,025

Disclosure of non-cash investing activities
Accrued costs for purchase of real estate assets	$-	$26

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s adoption of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FASB Interpretation NO. 48 (FIN 48).  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Minnesota jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Loan Payable

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the six months ended June 30, 2008 and 2007 was $2,036,000 and $2,025,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on the Company’s ability to incur debt.  The Company was in compliance with the loan covenants as of June 30, 2008 and December 31, 2007.

4.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the six months ended June 30, 2008 and 2007, management fees paid were $80,000 and $75,000, respectively.

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

The Company paid syndication fees to FSP of $2,000 for the six months ended June 30, 2007 for services related to syndication of the Company’s Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

The Company purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006.  The purchase price, which was determined by arm’s-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage (the “Acquisition Mortgage Loan”).  The Company paid commitment fees of $2,000 for the six months ended June 30, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees have been paid to FSP.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2008 and 2007.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

7.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Share	Total Distributions

First quarter of 2008	$1,764	$1,234,800

Second quarter of 2008	$1,857	$1,299,900

First quarter of 2007	$816	$370,000

Second quarter of 2007	$1,751	$1,225,700

8.	Subsequent Event

The Company declared a cash distribution of $1,750 per preferred share on July 18, 2008 to the holders of record of the Company’s Preferred Stock on July 31, 2008, payable on August 20, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation the current disruptions in the credit markets, changes in economic conditions in the market where we own the Property and in the global markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.

Revenue

Total revenue was essentially unchanged at approximately $3.9 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Expenses

Total expenses were essentially unchanged at approximately $3.6 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

Revenue

Total revenue increased $0.3 million to $7.9 million for the six months ended June 30, 2008 as compared to $7.6 million for the six months ended June 30, 2007.  This increase was primarily due to an increase in rental income of $0.1 million and an increase in recovery of expenses of approximately $0.2 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.1 million to $7.3 million for the six months ended June 30, 2008 as compared to $7.2 million for the six months ended June 30, 2007.  This increase was attributable to a $0.2 million increase in real estate taxes, which was offset by a decrease in operating expenses of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were $9.7 million and $10.1 million at June 30, 2008 and December 31, 2007, respectively.  The $0.4 million decrease for the six months ended June 30, 2008 is primarily attributable to $2.1 million provided by operating activities, which was partially offset by $2.5 million used for financing activities.

Management believes that existing cash and cash equivalents as of June 30, 2008 of $9.7 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $2.1 million for the six months ended June 30, 2008 was primarily attributable to net income of approximately $0.7 million plus depreciation and amortization of approximately $2.0 million, offset primarily by uses arising from other current accounts of $0.6 million.

Investing Activities

The cash used for investing activities of approximately $22,000 for the six months ended June 30, 2008 was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of $2.5 million for the six months ended June 30, 2008 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders.  As of June 30, 2008 we had approximately $1.0 million in accrued liabilities, and $76.2 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Cash Held in Escrow

We also have cash held in escrow of $0.7 million as of June 30, 2008.  We are required under our loan documents with Bank of America, N.A. to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes.  Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

 Secured Debt

We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000.  Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the six months ended June 30, 2008 and 2007 was $2,036,000 and $2,025,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on our ability to incur debt.  We were in compliance with the loan covenants as of June 30, 2008 and December 31, 2007.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the six months ended June 30, 2008 and 2007, management fees paid were $80,000 and $75,000, respectively.

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

The related party transactions described below are not expected to significantly affect our results of operations, financial position, or liquidity for fiscal year 2008 or future periods:

We paid acquisition fees to FSP of $125 for the six months ended June 30, 2007.  Such fees were included in the cost of the real estate.  Subsequent to the completion of the final closing of the sale of shares of our preferred stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

We paid syndication fees to FSP of $2,000 for the six months ended June 30, 2007 for services related to syndication of our preferred stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of our preferred stock to them.  Subsequent to the completion of the final closing of the sale of shares of our preferred stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless we issue some of the 840 shares of our preferred stock that we are authorized to issue.

We purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006.  The purchase price, which was determined by arm’s-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the Acquisition Mortgage Loan.  The Company paid commitment fees of $2,000 for the six months ended June 30, 2007 to FSP for obtaining the Acquisition Mortgage Loan on the Property.  Such amounts are included in interest expense in the financial statements.  The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006.  Subsequent to the completion of the final closing of the sale of shares of our preferred stock, which occurred on January 9, 2007, no commitment fees have been paid to FSP.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.    Controls and Procedures.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: August 8, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 8, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.