Form 10-K
period 2008-12-31
FSP 50 South Tenth Street Corp
filed 2009-03-11
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 000-52551

FSP 50 South Tenth Street Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-5530367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880-6210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒.

As of June 30, 2008, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 700, each as of February 28, 2009.

Documents incorporated by reference: None.

Item 1.	Business

History

Our company, FSP 50 South Tenth Street Corp., which individually or together with its subsidiary, we refer to as the Company, is a Delaware corporation formed to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 485,648 square feet of rentable space located in downtown Minneapolis, Minnesota, which we refer to as the Property.  The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

The Company was organized initially in September 2006 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE Alternext US: FSP).  FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of Property by the Company and (c) the sale of equity interests in the Company.

The Company purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006.  The purchase price, which was determined by arm’s-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the Acquisition Mortgage Loan.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock.  Between November 2006 and January 2007, FSP Investments LLC completed the sale of equity interests in the Company through the offering on a best efforts basis of 700 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  We sold the Preferred Stock for an aggregate consideration of $70,000,000 in a private placement offering to 627 “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Between November 13, 2006 and January 9, 2007, the Company held six investor closings, at each of which shares of Preferred Stock were sold and funds were received.  Funds from each individual closing were used to repay a portion of the Acquisition Mortgage Loan from Franklin Street and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC.  On December 21, 2006, the Company obtained a permanent first mortgage loan in the original principal amount of $76,200,000 from Bank of America, N.A., which we refer to as the Permanent Mortgage Loan.  The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006 from the proceeds of the sale of equity interests in the Company and from the proceeds of the Permanent Mortgage Loan.  Total interest and loan fees incurred on the Acquisition Mortgage Loan payable to Franklin Street were approximately $4,961,000 in 2006.  The use of proceeds received from the offering of Preferred Stock and the Permanent Mortgage Loan and affiliates receiving payments therefrom are set forth in the table below:

Type	Affiliate paid	Amount
Operating/Capital Reserve (1)		$8,209,000
Organizational, Offering and
Other Expenditures for the Company(2)(6)	FSP Investments LLC	725,000
Selling Commissions(3)	FSP Investments LLC	5,600,000
Equity Portion of the Purchase Price
of the Property(4)	Franklin Street Properties Corp.	50,800,000
Loan Fee Paid to Franklin Street (5)	Franklin Street Properties Corp.	4,025,000
Acquisition Fee(6)	FSP Investments LLC	350,000
Permanent Mortgage Loan fee & expenses		291,000
Total Uses of Proceeds		70,000,000
Permanent Mortgage Loan		76,200,000
		$146,200,000

(1)	The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.
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

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest.  Although Franklin Street sponsors the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company.  Please see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

The Property also has lower level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota.  The Project is comprised of our Property, the Target retail store and the parking garage.  The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan.  The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system.  Ryan also serves as our property manager and is a tenant of ours at the Property. For the year ended December 31, 2008, total expenses allocable to the three owners pursuant to the REOA was $0.7 million, of which $315,000, or 47.3% was allocated to us as common area expenses.  For the period  ended December 31, 2007, total expenses allocable to the three owners pursuant to the REOA was $0.8 million, of  which $397,000, or 47.3% was allocated to us as common area expenses, and is typically recovered through tenant leases.

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

For leases with 10% or more of the rentable square feet of the property, the table below shows the estimated annual rental and average effective annual rental per square foot, including estimated expense reimbursement for each lessee and the percentage of gross annual rental income for the Property.  Renewal options for each of these leases are further discussed in “Part I, Item 2. Properties” below.  Except for Oracle USA and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

		Annual	% of
		Rental	Gross
	Annual	per Square	Annual
Tenant	Rental	Foot	Rental
Oracle USA	$ 8,168,130	$ 33.74	51%
Ryan	$ 2,828,526	$ 32.74	18%

Tenant leases at the Property are generally structured so that each tenant pays a base rent amount for its premises and also pays a portion of the Property’s operating costs as additional rent.  The tenant’s portion of the Property’s operating costs is calculated by taking the square footage of the tenant’s premises and dividing it by the total square footage of the Property.  Operating costs include, but are not limited to, costs associated with maintenance, repairs, real estate taxes, insurance, utilities and management fees.  In our capacity as the landlord, we are generally obligated, at our expense, to maintain and replace, if necessary, major building systems and structural components of the Property, including exterior walls, roof and slab.

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

Investment Objectives

The Company’s objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases, (iii) have our rental revenue potentially increase over time if rental rates increase for new leases, subject to the qualification that approximately 50% and 27% of the currently leased rentable space at the Property expires in 2014 and 2015, respectively, which limits the amount of space for which new leases could be executed until that time, (iv) provide increased equity in the Property as a result of appreciation in market value, and (v) preserve and protect the capital invested by the holders of our Preferred Stock.  We cannot be sure of meeting our objectives.

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

We have issued 700 shares of Preferred Stock in the offering described above.  The Company’s Amended and Restated Certificate of Incorporation, or charter, authorizes the Company to issue up to 1,540 shares of Preferred Stock.  In the event that the Company elects, in its sole and absolute discretion, to reduce the principal amount of the Permanent Mortgage Loan, the Company will have the right, without the consent of any holder of shares of our Preferred Stock, to issue up to 840 additional shares of Preferred Stock.  We expect that any such issuance would be in an offering exempt from registration under the Securities Act. No additional shares of Preferred Stock are authorized by our charter, and authorization of any increase in the number of authorized shares or the creation of any new series or class of stock would require the affirmative vote of the holders of 66.67% of the outstanding shares of Preferred Stock.

We intend to dispose of the Property at a time determined by our directors, which we currently expect to be within approximately three to eight years.  We do not intend to reinvest the proceeds and would distribute cash proceeds to shareholders following such disposition.  We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

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

The documentation evidencing and securing the Permanent Mortgage Loan, which we refer to as the Loan Agreement, includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender, which so long as there is no default, is immediately available to us, and to provide the lender with periodic reporting. The Loan Agreement also includes restrictions on the Company’s ability to incur additional debt without consent of the lender.  The Company was in compliance with the Permanent Mortgage Loan covenants as of December 31, 2008 and 2007.

Revolving Line of Credit

While a line of credit is not expected to be needed, the Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $76,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed.  However, pursuant to the Permanent Mortgage Loan, we need the consent of Bank of America, N.A. to use the line of credit.  The Company has neither sought nor obtained a revolving line of credit.

Competition

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

The Property is located in the downtown area of Minneapolis, Minnesota.  The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants.  In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regard to cost and amenities, with other buildings of similar use near our location.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property.  Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control.  Subject to possible extension options, approximately 50% of the rentable space at the Property expires in 2014 and approximately 27% of the rentable space at the Property expires in 2015.  We cannot predict which competitive factors will be relevant to prospective tenants or our Property’s competitive position in the marketplace at this time.

Employees

We had no employees as of December 31, 2008.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2008:

Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/08	of Tenants	Name of Major Tenants (1)

50 South Tenth Street	11/08/06	485,648	99%	30	Oracle USA (2)
Minneapolis, MN 55403					Ryan Companies US, Inc.

1.	Excludes subtenants.
2.
Oracle USA leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.

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

We acquired the Property on November 8, 2006.  In the opinion of our management, the Property is adequately covered by insurance.  The Property is currently encumbered by the Permanent Mortgage Loan described above in “Item 1. Business – History.”  Other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations, there are no present plans for the improvement or development of any portion of the Property.  Below is certain information with respect to the Property’s significant tenants and leases.

Tenants

The Property has office and retail space, which collectively is approximately 99% occupied.  There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 82.4% occupied.  Target and Ryan currently occupy 10% or more of the Property’s space.  Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle USA subleases most of its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.  Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle.  Ryan leases approximately 86,381 square feet through July 2015.  Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011.  Including subleased space, Target occupies approximately 54% of the Property's rentable space.  Ryan occupies approximately 18% of the Property’s rentable space.  Except for Oracle USA and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

Leases

Tenant leases at the Property are generally structured so that each tenant pays a base rent amount for its premises and also pays a portion of the Property’s operating costs as additional rent.  The tenant’s portion of the Property’s operating costs is calculated by taking the square footage of the tenant’s premises and dividing it by the total square footage of the Property.  Operating costs include, but are not limited to, costs associated with maintenance, repairs, real estate taxes, insurance, utilities and management fees.  In our capacity as the landlord, we are generally obligated, at our expense, to maintain and replace, if necessary, major building systems and structural components of the Property, including exterior walls, roof and slab.   Abstract of material leases are noted below:

Oracle USA

Oracle USA leases approximately 242,107 square feet of rentable space (approximately 50% of the Property’s space).  The lease expires on March 31, 2014 and contains two five-year extension options with base rent equal to the greater of (i) $18.50 per rentable square foot or (ii) the market rent for such extension term.  In order to exercise either extension option, Oracle USA must provide the Company with not less than nine months prior written notice.  The lease with Oracle USA also contains a continuing right of first refusal in favor of Oracle USA on all other rental space at the Property.   Oracle USA’s lease does not contain any other rights of first offer, purchase, expansion or termination at the Property.

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

Additional Operating Data

Additional information regarding the amount of the Property’s annual realty taxes and insurance can be found in the Statements of Operations that are included with this Form 10-K.  Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of March 4, 2009, Franklin Street was the sole holder of record of the Common Stock and there were 634 holders of record of the Preferred Stock.  This computation is based upon the number of record holders reflected in our corporate records.  The final sale of Preferred Stock occurred on January 9, 2007 and following that date no further distributions have been or will be declared on the Common Stock.  The last Common Stock distribution was declared on December 27, 2006 and was paid in December 2006.

Set forth below are the distributions made to Preferred Stockholders in respect of each quarter from the last two fiscal years.  Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust.  Although we cannot guarantee the future payment of dividends or the amount of any such dividends, assuming that there are no material changes in operating conditions, we expect to continue to pay dividends comparable in amount to those paid during the year ended December 31, 2008.  See the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K for additional information.

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2007	370,000
June 30, 2007	1,225,700
September 30, 2007	1,226,400
December 31, 2007	1,229,900

March 31, 2008	1,234,800
June 30, 2008	1,299,900
September 30, 2008	1,225,000
December 31, 2008	1,225,000

The following schedule summarizes tax components of the distributions paid for the year ended December 31:

(dollars in thousands)	2008		2007
	Preferred	%	Preferred	%
Ordinary income	$1,354	27%	$1,277	32%
Return of Capital	3,630	73%	2,775	68%

Total	$4,984	100%	$4,052	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

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

The Property has office and retail space, which collectively is approximately 99% occupied.  There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 82.4% occupied.  Target and Ryan currently occupy 10% or more of the Property’s space.  Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.  Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle.  Ryan leases approximately 86,381 square feet through July 2015.  Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011.  Including subleased space, Target occupies approximately 54% of the Property's rentable space.  Ryan occupies approximately 18% of the Property’s rentable space.  Except for Oracle USA and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

Given the current economic downturn, the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws has increased.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

It is difficult for management to predict what will happen to occupancy or rents after the expiration or earlier termination of existing leases at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants, many of which operate on a national level.  Although we cannot predict how long it would take to lease vacant space at the Property or what the terms and conditions of any new leases would be, we would expect to sign new leases at current market rates which may be below the expiring rates.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.  These policies affect our:

•	our recognition of rental income and depreciation and amortization expense; and
•	assessment of the carrying values and impairments of long-lived assets.

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flows.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

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

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenue

Total revenue increased $0.7 million to $16.0 million for the year ended December 31, 2008, as compared to $15.3 million for the year ended December 31, 2007.  This increase was primarily due to an increase in recovery of expenses of approximately $0.7 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.3 million to $14.9 million for the year ended December 31, 2008, as compared to $14.6 million for the year ended December 31, 2007.  The increase was primarily attributable to a $0.3 million increase in real estate taxes.

Liquidity and Capital Resources

Cash and cash equivalents decreased $0.2 million to $9.9 million at December 31, 2008 compared to $10.1 million at December 31, 2007.  The $0.2 million decrease is primarily attributable to $4.8 million provided by operating activities offset by approximately $5.0 million used for financing activities.

Management believes that existing cash and cash equivalents as of December 31, 2008 of $9.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $4.8 million for the year ended December 31, 2008 was primarily attributable to net income of approximately $1.3 million plus non-cash items of $3.9 million, consisting primarily of depreciation and amortization, and was partially offset by uses arising from other current accounts of $0.4 million .

Investing Activities

The cash used for investing activities for the year ended December 31, 2008 of approximately $47,000 was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of approximately $5.0 million for the year ended December 31, 2008 was primarily attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders.  As of December 31, 2008, we had approximately $1.4 million in accrued liabilities and $76.2 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Cash held in escrow

We also have cash held in escrow of $1.0 million as of December 31, 2008.  We are required under our loan documents to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes.  Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

Secured Debt

 We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the years ended December 31, 2008 and 2007 was $4,096,000 and $4,083,000, respectively.

 The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on our ability to incur debt.  We were in compliance with the loan covenants as of December 31, 2008 and 2007.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the years ended December 31, 2008 and 2007, management fees paid were $161,000 and $154,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

The related party transactions described below are not expected to significantly affect the results of operations, financial position, or liquidity for fiscal year 2009 or future periods.

•
We paid acquisition fees of $125 to FSP for the year ended December 31, 2007.  Such fees were included in the cost of the real estate.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

•
We paid syndication fees of $2,000 to FSP for the year ended December 31, 2007 for services related to syndication of the Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

•
We paid commitment fees of $2,000 to FSP for the year ended December 31, 2007 for obtaining the Acquisition Mortgage Loan on the Property.  This amount is included as an interest expense in the financial statements.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees have been paid to FSP.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property.  Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2008 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2009	$8,733
2010	8,254
2011	7,656
2012	7,339
2013	7,274
Thereafter	5,135
$44,391

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

The information required by this item is included elsewhere herein and incorporated herein by reference.  Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Not applicable.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of March 10, 2009 is set forth below:

George J. Carter, age 60, is President and a director of the Company.  Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 53, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company.  Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street.  In 2008, Ms. Fournier became an Executive Vice President of Franklin Street.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

William W. Gribbell, age 49, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 51, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 61, is a Vice President and a director of the Company.  In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates.  Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 37, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is a Senior Vice President and the Director of Acquisitions for Franklin Street.  Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.).  Mr. Carter holds a FINRA Series 7 general securities license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.  Each of the above persons has been associated with us since our inception in 2006.  Each of them is an employee of FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock.  Each of our officers serves in that capacity at the request of Franklin Street.

George J. Carter, Barbara J. Fournier, R. Scott MacPhee, William W. Gribbell and Janet P. Notopoulos also serve as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street.  Jeffrey B. Carter also serves as a director of FSP 303 East Wacker Drive Corp.  In their capacities as directors of FSP Galleria North Corp., FSP 50 Phoenix Tower Corp. and FSP 303 East Wacker Drive Corp., George J. Carter, Barbara J. Fournier, R. Scott MacPhee, William W. Gribbell, Janet P. Notopoulos and Jeffrey B. Carter, as applicable, each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2008 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

Corporate Governance

Our board of directors does not have standing compensation, nominating and corporate governance or audit committees. Our officers are compensated by Franklin Street in connection with their employment by Franklin Street and serve as our executive officers at Franklin Street’s request.  Our directors are officers of Franklin Street and we do not consider it necessary to establish a nominating committee or a policy for reviewing nominees recommended by stockholders.  We do not have a director who qualifies as an “audit committee financial expert” under the regulations of the SEC.  We have not adopted a code of business conduct or code of ethics for our executive officers because all of our officers are officers of Franklin Street and are governed by Franklin Street’s code of business conduct and ethics.

Item 11.	Executive Compensation

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation.  Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC).  Franklin Street’s common stock is traded on the NYSE Alternext US under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2009 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group.  To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Jeffrey B. Carter(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Jeffery B. Carter(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 6 persons) (2)	-	0%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880-6210.

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

Certain Relationships and Related Transactions

Messrs. George J. Carter, R. Scott MacPhee and William W. Gribbell and Mses. Barbara J. Fournier and Janet P. Notopoulos, each of whom is an executive officer and a director of the Company, are executive officers of Franklin Street and, except for Messrs. R. Scott MacPhee and William W. Gribbell, are directors of Franklin Street.  In addition, Jeffrey B. Carter, a vice president and a director of the Company, is a senior vice president and Director of Acquisitions of Franklin Street but not a director of Franklin Street.  Jeffrey B. Carter is George J. Carter’s son.  None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we refer to collectively as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the years ended December 31, 2008 and 2007, management fees paid were $161,000 and $154,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

The related party transactions described below are not expected to significantly affect the results of operations, financial position, or liquidity for fiscal year 2009 or future periods.

•
We paid acquisition fees of $125 to FSP for the year ended December 31, 2007.  Such fees were included in the cost of the real estate.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

•
We paid syndication fees of $2,000 to FSP for the year ended December 31, 2007 for services related to syndication of the Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

•
We paid commitment fees of $2,000 to FSP for the year ended December 31, 2007 for obtaining the Acquisition Mortgage Loan on the Property.  This amount is included as an interest expense in the financial statements.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees have been paid to FSP.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system.  None of our directors qualifies as “independent” under the standards of the NYSE Alternext US, where Franklin Street is listed.

Item 14.	Principal Accountant Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2008	2007
Audit Fees (1)	$61,000	$61,000
Audit-Related Fees (2)
Tax fees (3)	$5,000	$3,000
All Other Fees (4)
Total Fees	$66,000	$64,000

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services.   Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,000 of the total tax fees incurred in 2008, and accounted for $3,000 of the total tax fees incurred in 2007.

(4)	The Company was not billed by its independent registered public accounting firm in 2008 or 2007 for any other fees.

Pre-Approval Policy and Procedures

The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Financial Statements: The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

3.	Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 11, 2009 by the undersigned, thereunto duly authorized.

FSP 50 South Tenth Street Corp.

By: /s/ George J. Carter
George J. Carter President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 11, 2009

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 11, 2009

/s/ R. Scott MacPhee R. Scott MacPhee	Director, Executive Vice President	March 11, 2009

/s/ William W. Gribbell William W. Gribbell	Director, Executive Vice President	March 11, 2009

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 11, 2009
/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 11, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
4.1	Loan Agreement, incorporated herein by reference to Exhibit 4.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
4.2
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, incorporated herein by reference to Exhibit 4.2 to FSP 50 South Tenth Street Corp.’s  Registration Statement on Form 10, as amended (File No. 000-52551)

4.3	Promissory Note, incorporated herein by reference to Exhibit 4.3 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.1	Ryan Lease, as amended, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.2	Oracle USA Lease, as amended, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.3	Asset Management Agreement, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.4	Management Agreement, incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.5	Voting Agreement, incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FSP 50 South Tenth Street Corp.
Index to Consolidated Financial Statements

 [LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP 50 South Tenth Street Corp.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 50 South Tenth Street Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 50 South Tenth Street Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC
Newton, Massachusetts
March 11, 2009

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2008	2007

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,400	97,353
	119,374	119,327
Less accumulated depreciation	5,422	2,916
Real estate investments, net	113,952	116,411

Acquired real estate leases, net of accumulated amortization of $2,110 and $1,223	4,155	5,188
Acquired favorable real estate leases, net of accumulated amortization of $1,002 and $569	2,111	2,598
Cash and cash equivalents	9,874	10,062
Cash - held in escrow	977	860
Tenant rent receivable	109	50
Step rent receivable	506	368
Deferred leasing costs, net of accumulated amortization of $5 and $2	37	11
Deferred financing costs, net of accumulated amortization of $118 and $59	178	237
Prepaid expenses and other assets	19	33
Total assets	$131,918	$135,818

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,382	$1,433
Tenant security deposits	36	37
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $429 and $231	1,050	1,248
Total liabilities	78,668	78,918

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares authorized, 700 issued and outstanding at December 31, 2008 and 2007, aggregate liquidation preference $70,000	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(10,974)	(7,324)
Total Stockholders’ Equity	53,250	56,900

Total Liabilities and Stockholders’ Equity	$131,918	$135,818
See accompanying notes to financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2008	2007

Revenues:
Rental	$15,978	$15,345

Total revenue	15,978	15,345

Expenses:

Rental operating expenses	4,267	4,319
Real estate taxes and insurance	2,904	2,597
Depreciation and amortization	3,542	3,548
Interest expense	4,155	4,144

Total expenses	14,868	14,608

Income before interest income	1,110	737

Interest income	224	470

Net income attributable to preferred stockholders	$1,334	$1,207

Weighted average number of preferred shares outstanding, basic and diluted	700	700

Net income per preferred share, basic and diluted	$1,906	$1,724
See accompanying notes to financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2007 and 2008

(in thousands, except per share and share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2007	$-	$-	$64,201	$(4,849)	$59,352

Private offering of .25 shares, net	-	-	23	-	23

Distributions - preferred stockholders
or $5,260 per preferred share	-	-	-	(3,682)	(3,682)

Net income	-	-	-	1,207	1,207

Balance, December 31, 2007	-	-	64,224	(7,324)	56,900

Distributions - preferred stockholders
or $7,120 per preferred share	-	-	-	(4,984)	(4,984)

Net income	-	-	-	1,334	1,334

Balance, December 31, 2008	$-	$-	$64,224	$(10,974)	$53,250

See accompanying notes to financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net Income	$1,334	$1,207
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,601	3,607
Amortization of favorable real estate leases	487	491
Amortization of unfavorable real estate leases	(198)	(200)
Changes in operating assets and liabilities:
Cash - held in escrow	(117)	(139)
Tenant rent receivable	(59)	(22)
Step rent receivable	(138)	(253)
Prepaid expenses and other assets	14	47
Accounts payable and accrued expenses	(51)	1,034
Tenant security deposits	(1)	9
Payment of deferred leasing costs	(29)	(13)

Net cash provided by operating activities	4,843	5,768
Cash flows from investing activities:
Purchase of real estate assets	(47)	(32)
Net cash used for investing activities	(47)	(32)
Cash flows from financing activities:
Proceeds from sale of company stock	-	25
Syndication costs	-	(2)
Distributions to stockholders	(4,984)	(4,052)
Net cash used for financing activities	(4,984)	(4,029)
Net increase (decrease) in cash and cash equivalents	(188)	1,707
Cash and cash equivalents, beginning of year	10,062	8,355
Cash and cash equivalents, end of year	$9,874	$10,062
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,096	$4,085

See accompanying notes to financial statements.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements

1.	Organization

FSP 50 South Tenth Street Corp. (the “Company”) was organized on September 12, 2006 as a corporation under the laws of the State of Delaware to purchase, own and operate a twelve-story office tower containing approximately 485,648 rentable square feet of space located in downtown Minneapolis, Minnesota (the “Property”).  The Company acquired the Property on November 8, 2006.

All references to the Company refer to FSP 50 South Tenth Street Corp. and its consolidated subsidiary, collectively, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

The Company prepares its consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

Category	Years

Building - Commercial	39
Building Improvements	15-39
Furniture & Equipment	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At December 31, 2008, no such indicators of impairment were identified.

Depreciation expense of $2,506,000 and $2,500,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

Acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property.  Under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, which was approved by the Financial Accounting Standards Board (“FASB”) in June 2001, the Company is required to segregate these costs from its investment in real estate.  The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related leases.  Amortization expense of $1,033,000 and $1,046,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $6,447,000 and the weighted average amortization period is six years in respect of the leases assumed.  Detail of the acquired real estate leases are as follows:

	December 31,
(in thousands)	2008	2007
Cost	$6,265	$6,411
Accumulated amortization	(2,110)	(1,223)
Book value	$4,155	$5,188

The estimated annual amortization expense for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 958
2010	$ 785
2011	$ 707
2012	$ 641
2013	$ 640

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired.  Under SFAS 141 the Company is required to report this value separately from its investment in real estate.  The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease.  Amortization of $487,000 and $491,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $3,198,000 and the weighted average amortization period is six years in respect of the leases assumed.  Detail of the acquired favorable real estate leases are as follows:

	December 31,
(in thousands)	2008	2007
Cost	$3,113	$3,167
Accumulated amortization	(1,002)	(569)
Book value	$2,111	$2,598

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization expense for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 462
2010	$ 424
2011	$ 401
2012	$ 346
2013	$ 346

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

The Company accounts for leases acquired via direct purchase of real estate assets under the provisions of SFAS No. 141 “Business Combinations”.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $198,000 and $200,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $1,482,000 and the weighted average amortization period is seven years in respect of the leases assumed.  Detail of the acquired unfavorable real estate leases are as follows:

	December 31,
(in thousands)	2008	2007
Cost	$1,479	$1,479
Accumulated amortization	(429)	(231)
Book value	$1,050	$1,248

The estimated annual amortization expense for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 197
2010	$ 187
2011	$ 175
2012	$ 140
2013	$ 140

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $8,068,000 and $8,144,000 at December 31, 2008 and 2007, respectively, in anticipation of future capital needs of the Property.  These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

CASH - HELD IN ESCROW

The Company is required under its loan documents to make monthly deposits into a pledge account for real estate taxes.  The amount held in escrow for real estate taxes was approximately $977,000 and $860,000 as of December 31, 2008 and 2007, respectively.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk.   The Company maintains its cash balances and short-term investments principally in banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the bank and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.

For the years ended December 31, 2008 and 2007, rental income was derived from various tenants.  As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31:

	2008	2007
Oracle	51%	51%
Ryan Companies	17%	18%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents and cash-held in escrow approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements.  Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $506,000 and $368,000 at December 31, 2008 and 2007, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end.  Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over a weighted average period of five years in respect of the terms of the related lease agreements.  Deferred leasing costs of $29,000 and $6,000 were incurred during the years ended December 31, 2008 and 2007, respectively.  Amortization expense was $3,000 and $2,000 for the years ended December 31, 2008 and 2007, respectively. Detail of the deferred leasing costs is as follows:

	December 31,	December 31,
(in thousands)	2008	2007
Cost	$42	$13
Accumulated amortization	(5)	(2)
Book value	$37	$11

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

DEFERRED LEASING COSTS (continued)

The estimated annual amortization expense for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 3
2010	$ 7
2011	$ 7
2012	$ 5
2013	$ 5

SYNDICATION FEES

Syndication fees are selling commissions and other costs associated with the initial offering of shares of the Company’s Preferred Stock.  Such costs, in the amount of $5,786,000 have been reported as a reduction in Stockholders’ Equity in the Company’s consolidated balance sheets.

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

	Year Ended December 31,
(in thousands)	2008	2007
Income from leases	$9,148	$9,050
Straight-line rent adjustment	138	253
Reimbursable expenses	6,981	6,333
Amortization of favorable leases	(487)	(491)
Amortization of unfavorable leases	198	200

Total	$15,978	$15,345

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company’s taxable income that must be distributed annually.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

NET INCOME PER SHARE

The Company follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Company's net income per share. Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2008 or 2007. Subsequent to the completion of the offering shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flows.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

3.	Loan Payable

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the years ended December 31, 2008 and 2007 was $4,096,000 and $4,083,000, respectively.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

3.	Loan Payable (continued)

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on the Company’s ability to incur debt.  The Company was in compliance with all loan covenants as of December 31, 2008 and 2007.

4.	Income Taxes

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements.  The Company will generally not be liable for federal income taxes, provided it satisfies these requirements.  Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

The Company’s adoption of the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S federal jurisdiction and the state of Minnesota.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2006 and thereafter.

For the period ended December 31, 2006, the Company incurred a net operating loss for income tax purposes of approximately $4,166,000 that can be carried forward until it expires in the year 2026.

At December 31, 2008, the Company’s net tax basis of its real estate assets was $119,771,000.

The following schedule reconciles net income to taxable income subject to distribution requirements:

	Year Ended December 31,
(in thousands)	2008	2007

Net income	$1,334	$1,207

Add: Book depreciation and amortization	3,601	3,607
Amortization of favorable real estate leases	487	491
Deferred rent	(21)	19
Less: Tax depreciation and amortization	(3,716)	(3,715)
Amortization of unfavorable real estate leases	(198)	(200)
Straight-line rents	(138)	(253)
Taxable income	$1,349	$1,156

The following schedule summarizes the tax components of the distributions paid for the year ended December 31,:

(dollars in thousands)	2008		2007
	Preferred	%	Preferred	%
Ordinary income	$1,354	27%	$1,277	32%
Return of Capital	3,630	73%	2,775	68%

Total	$4,984	100%	$4,052	100%

  FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

5.	Capital Stock

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

COMMON STOCK

Franklin Street Properties Corp. (“Franklin Street”) is the sole holder of the Company’s Common Stock.  Franklin Street has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above.  Subsequent to the completion of the offering of the shares of Preferred Stock in January 2007, Franklin Street, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

6.	Related Party Transactions

The following is a summary of related party transactions that occurred with Franklin Street and its subsidiaries for the years ended December 31, 2008 and 2007:

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”).  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the years ended December 31, 2008 and 2007, management fees paid were $161,000 and $154,000, respectively.

FSP is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

The related party transactions described below are not expected to significantly affect the results of operations, financial position, or liquidity for fiscal year 2009 or future periods.

We paid acquisition fees of $125 to FSP for the year ended December 31, 2007. Such fees were included in the cost of the real estate.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no acquisition fees have been paid to FSP.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

6.	Related Party Transactions (continued)

We paid syndication fees of $2,000 to FSP for the year ended December 31, 2007 for services related to syndication of the Preferred Stock, which were for its efforts to identify potential accredited investors and subsequently complete the sale of Preferred Stock to them.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no syndication fees will be paid to FSP unless the Company issues some of its 840 additional authorized shares of Preferred Stock.

We paid commitment fees of $2,000 to FSP for the year ended December 31, 2007 for obtaining the Acquisition Mortgage Loan on the Property.  This amount is included as an interest expense in the financial statements.  Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on January 9, 2007, no commitment fees have been paid to FSP.

7.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2009	$8,733
	2010	8,254
	2011	7,656
	2012	7,339
	2013	7,274
	Thereafter	5,135
		$44,391

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on November 8, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

8.	Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property.  As of December 31, 2008 and 2007, the Company owned and operated a twelve-story multi-tenant office and retail building in that one segment.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2008	2007

Deferred rental income	$923	$1,124
Accrued operating expenses	195	133
Due to tenants	143	65
Accounts payable and other accrued expenses	121	111
Total	$1,382	$1,433

10.	Subsequent Event

On January 16, 2009, the Board of Directors of the Company declared a cash distribution of $1,225,000 payable on February 20, 2009 to stockholders of record on January 30, 2009.

SCHEDULE III

FSP 50 South Tenth Street Corp.
Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)
		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
50 South Tenth Street, Minneapolis, MN	$76,200	$21,974	$97,321	$79	$21,974	$97,400	$119,374	$5,422	$113,952	5-39	2006

(1)	Construction of the building was completed in 2001 and the aggregate cost for Federal Income Tax purposes is $127,536.

FSP 50 South Tenth Street Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2008	2007

Real estate investments, at cost:
Balance, beginning of year	$119,327	$119,295
Improvements	47	32

Balance, end of year	$119,374	$119,327

Accumulated depreciation:
Balance, beginning of year	$2,916	$416
Depreciation	2,506	2,500

Balance, end of year	$5,422	$2,916