Form 10-Q
period 2009-03-31
FSP 50 South Tenth Street Corp
filed 2009-05-08
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number:  000-52551

FSP 50 South Tenth Street Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-5530367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700 each as of May 4, 2009.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report
March 31, 2009

Table of Contents
Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	2

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5-7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8-11

Item 3 .Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FSP 50 South Tenth Street Corp. Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	March 31, 2009	December 31, 2008

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,442	97,400
	119,416	119,374
Less accumulated depreciation	6,049	5,422
Real estate investments, net	113,367	113,952

Acquired real estate leases, net of accumulated amortization of $2,354 and $2,110, respectively	3,911	4,155
Acquired favorable real estate leases, net of accumulated amortization of $1,117 and $1,002, respectively	1,996	2,111
Cash and cash equivalents	9,936	9,874
Cash - held in escrow	1,710	977
Tenant rent receivable	207	109
Step rent receivable	537	506
Deferred leasing costs, net of accumulated amortization of $7 and $5, respectively	45	37
Deferred financing costs, net of accumulated amortization of $133 and $118, respectively	163	178
Prepaid expenses and other assets	38	19
Total assets	$131,910	$131,918

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,223	$1,382
Tenant security deposits	36	36
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $478 and $429, respectively	1,001	1,050
Total liabilities	79,460	78,668

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares authorized, 700 issued and outstanding, aggregate liquidation preference $70,000 at March 31, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(11,774)	(10,974)
Total Stockholders’ Equity	52,450	53,250

Total Liabilities and Stockholders’ Equity	$131,910	$131,918
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2009	2008

Revenues:
Rental	$4,179	$4,051

Total revenue	4,179	4,051

Expenses:

Rental operating expenses	1,072	1,083
Real estate taxes and insurance	795	727
Depreciation and amortization	873	885
Interest expense	1,022	1,033

Total expenses	3,762	3,728

Income before interest income	417	323

Interest income	8	71

Net income attributable to preferred stockholders	$425	$394

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income per preferred share, basic and diluted	$607	$563
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$425	$394
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	888	901
Amortization of favorable real estate leases	115	121
Amortization of unfavorable real estate leases	(49)	(49)
Changes in operating assets and liabilities:
Cash - held in escrow	(733)	(645)
Tenant rent receivable	(98)	(84)
Step rent receivable	(31)	(33)
Prepaid expenses and other assets	(19)	24
Accounts payable and accrued expenses	840	609
Tenant security deposits	-	(6)
Payment of deferred leasing costs	(10)	-

Net cash provided by operating activities	1,328	1,232
Cash flows from investing activities:
Purchase of real estate assets	(41)	(21)

Net cash used for investing activities	(41)	(21)
Cash flows from financing activities:
Distributions to stockholders	(1,225)	(1,235)

Net cash used for financing activities	(1,225)	(1,235)

Net increase (decrease) in cash and cash equivalents	62	(24)

Cash and cash equivalents, beginning of period	9,874	10,062

Cash and cash equivalents, end of period	$9,936	$10,038

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,007	$1,018

Disclosure of non-cash investing activities
Accrued costs for purchase of real estate assets	$1	$1

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP 50 South Tenth Street Corp. (the “Company”) was organized on September 12, 2006 as a corporation under the laws of the State of Delaware to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 485,648 rentable square feet of space located in downtown Minneapolis, Minnesota (the “Property”).  The Company acquired the Property on November 8, 2006.  Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between November 2006 and January 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 700 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

All references to the Company refer to FSP 50 South Tenth Street Corp. and its consolidated subsidiary, collectively, unless the context otherwise requires.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiary.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

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

The Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Minnesota jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Loan Payable

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by a mortgage on the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the three months ended March 31, 2009 and 2008 was $1,007,000 and $1,018,000, respectively.

The Loan includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on the Company’s ability to incur debt.  The Company was in compliance with the loan covenants as of March 31, 2009 and December 31, 2008.

4.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the three months ended March 31, 2009 and 2008, management fees paid were $40,000 and $40,000, respectively.

Franklin Street is the sole holder of the Company’s one share of common stock, $.01 par value per share (the “Common Stock”), that is issued and outstanding.  Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock of the Company.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2009 and 2008.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Cash Distributions

The Company’s board of directors declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$1,750	$1,225,000

First quarter of 2008	$1,764	$1,235,000

8.	Subsequent Event

The Company’s board of directors declared a cash distribution of $1,750 per preferred share on April 17, 2009 to the holders of record of the Company’s Preferred Stock on April 30, 2009, payable on May 20, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

Revenue

Total revenue increased $0.1 million to $4.2 million for the three months ended March 31, 2009, as compared to $4.1 million for the three months ended March 31, 2008.  This increase was primarily due to an increase in recovery of expenses of approximately $0.1 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.1 million to $3.8 million for the three months ended March 31, 2009, as compared to $3.7 million for the three months ended March 31, 2008.  This increase was attributable to a $0.1 million increase in real estate taxes and operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $10.0 million and $9.9 million at March 31, 2009 and December 31, 2008, respectively.  The $0.1 million increase for the three months ended March 31, 2009 is primarily attributable to $1.3 million provided by operating activities, which was partially offset by $1.2 million used for financing activities.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.3 million for the three months ended March 31, 2009 was primarily attributable to net income of approximately $0.4 million plus depreciation and amortization of approximately $1.0 million, offset primarily by uses arising from other current accounts of approximately $0.1 million.

Investing Activities

The cash used for investing activities of approximately $41,000 for the three months ended March 31, 2009 was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of $1.2 million for the three months ended March 31, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders.  As of March 31, 2009 we had approximately $2.2 million in accrued liabilities, and $76.2 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Cash Held in Escrow

We also have cash held in escrow of $1.7 million as of March 31, 2009.  We are required under our loan documents with Bank of America, N.A. to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes.  Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

 Secured Debt

 We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000. Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by a mortgage on the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the three months ended March 31, 2009 and 2008 was $1,007,000 and $1,018,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on our ability to incur debt.  We were in compliance with the loan covenants as of March 31, 2009 and December 31, 2008.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the three months ended March 31, 2009 and 2008, management fees paid were $40,000 and $40,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: May 8, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 8, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.