Form 10-Q
period 2009-06-30
FSP 50 South Tenth Street Corp
filed 2009-08-07
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-52551

FSP 50 South Tenth Street Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-5530367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [ X ]	NO [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [ X ]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700 each as of July 31, 2009.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report
June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

FSP 50 South Tenth Street Corp. Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	June 30, 2009	December 31, 2008

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,442	97,400
	119,416	119,374
Less accumulated depreciation	6,679	5,422
Real estate investments, net	112,737	113,952

Acquired real estate leases, net of accumulated amortization of $2,597 and $2,110, respectively	3,668	4,155
Acquired favorable real estate leases, net of accumulated amortization of $1,233 and $1,002, respectively	1,880	2,111
Cash and cash equivalents	9,538	9,874
Cash - held in escrow	896	977
Tenant rent receivable	40	109
Step rent receivable	566	506
Deferred leasing costs, net of accumulated amortization of $11 and $5, respectively	100	37
Deferred financing costs, net of accumulated amortization of $148 and $118, respectively	148	178
Prepaid expenses and other assets	78	19
Total assets	$129,651	$131,918

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$907	$1,382
Tenant security deposits	85	36
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $527 and $429, respectively	952	1,050
Total liabilities	78,144	78,668

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding,
aggregate liquidation preference $70,000
at June 30, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(12,717)	(10,974)
Total Stockholders’ Equity	51,507	53,250

Total Liabilities and Stockholders’ Equity	$129,651	$131,918

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenues:
Rental	$3,956	$3,847	$8,135	$7,898

Total revenue	3,956	3,847	8,135	7,898

Expenses:

Rental operating expenses	972	944	2,044	2,027
Real estate taxes and insurance	803	732	1,598	1,459
Depreciation and amortization	877	885	1,750	1,770
Interest expense	1,033	1,033	2,055	2,066

Total expenses	3,685	3,594	7,447	7,322

Income before interest income	271	253	688	576

Interest income	11	51	19	122

Net income attributable to preferred stockholders	$282	$304	$707	$698

Weighted average number of preferred shares outstanding,
basic and diluted	700	700	700	700

Net income per preferred share, basic and diluted	$403	$434	$1,010	$997

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$707	$698
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,780	1,800
Amortization of favorable real estate leases	231	243
Amortization of unfavorable real estate leases	(98)	(99)
Changes in operating assets and liabilities:
Cash - held in escrow	81	120
Tenant rent receivable	69	(73)
Step rent receivable	(60)	(68)
Prepaid expenses and other assets	(59)	(45)
Accounts payable and accrued expenses	(475)	(392)
Tenant security deposits	49	(1)
Payment of deferred leasing costs	(69)	-

Net cash provided by operating activities	2,156	2,183
Cash flows from investing activities:
Purchase of real estate assets	(42)	(22)

Net cash used for investing activities	(42)	(22)
Cash flows from financing activities:
Distributions to stockholders	(2,450)	(2,535)

Net cash used for financing activities	(2,450)	(2,535)

Net decrease in cash and cash equivalents	(336)	(374)

Cash and cash equivalents, beginning of period	9,874	10,062

Cash and cash equivalents, end of period	$9,538	$9,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,025	$2,036

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

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

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS No. 168 on the Company’s consolidated financial statements.

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

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by a mortgage on the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense paid for the six months ended June 30, 2009 and 2008 was $2,025,000 and $2,036,000, respectively.

The Loan includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on the Company’s ability to incur debt.  The Company was in compliance with the loan covenants as of June 30, 2009 and December 31, 2008.

4.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the six months ended June 30, 2009 and 2008, management fees paid were $81,000 and $80,000, respectively.

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

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2009 and 2008.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

7.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$1,750	$1,225,000

Second quarter of 2009	$1,750	$1,225,000

First quarter of 2008	$1,764	$1,235,000

Second quarter of 2008	$1,857	$1,299,900

8.       Subsequent Event

The Company’s board of directors declared a cash distribution of $1,750 per preferred share on July 17, 2009 to the holders of record of the Company’s Preferred Stock on July 31, 2009, payable on August 20, 2009.

The Company has evaluated all subsequent events through August 7, 2009, the date the consolidated financial statements were issued.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

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

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008.

Revenue

Total revenue increased $0.1 million to $4.0 million for the three months ended June 30, 2009, as compared to $3.9 million for the three months ended June 30, 2008.  This increase was primarily due to an increase in recovery of expenses of approximately $0.1 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.1 million to $3.7 million for the three months ended June 30, 2009, as compared to $3.6 million for the three months ended June 30, 2008.  This increase was attributable to a $0.1 million increase in real estate taxes and operating expenses.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008.

Revenue

Total revenue increased $0.2 million to $8.1 million for the six months ended June 30, 2009, as compared to $7.9 million for the six months ended June 30, 2008.  This increase was primarily due to an increase in recovery of expenses of approximately $0.2 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.1 million to $7.4 million for the six months ended June 30, 2009, as compared to $7.3 million for the six months ended June 30, 2008.  This increase was attributable to a $0.1 million increase in real estate taxes and operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $9.5 million and $9.9 million at June 30, 2009 and December 31, 2008, respectively. The $0.3 million decrease for the six months ended June 30, 2009 is primarily attributable to $2.2 million provided by operating activities, which was partially offset by $2.5 million used for financing activities.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $2.2 million for the six months ended June 30, 2009 was primarily attributable to net income of approximately $0.7 million plus depreciation and amortization of approximately $1.9 million, offset primarily by uses arising from other current accounts of approximately $0.4 million.

Investing Activities

The cash used for investing activities of approximately $42,000 for the six months ended June 30, 2009 was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of $2.5 million for the six months ended June 30, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders.  As of June 30, 2009 we had approximately $1.0 million in accrued liabilities, and $76.2 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Cash Held in Escrow

We also have cash held in escrow of $0.9 million as of June 30, 2009.  We are required under our loan documents with Bank of America, N.A. to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes.  Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

    Secured Debt

   We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by a mortgage on the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense paid for the six months ended June 30, 2009 and 2008 was $2,025,000 and $2,036,000, respectively.

   The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on our ability to incur debt.  We were in compliance with the loan covenants as of June 30, 2009 and December 31, 2008.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the six months ended June 30, 2009 and 2008, management fees paid were $81,000 and $80,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our common stock.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.         Controls and Procedures.

Item 4T.       Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: August 7, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 7, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.