Form 10-Q
period 2009-09-30
FSP 50 South Tenth Street Corp
filed 2009-11-06
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [ X ]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700 each as of October 31, 2009.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report
September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FSP 50 South Tenth Street Corp. Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)	September 30, 2009	December 31, 2008

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,489	97,400
	119,463	119,374
Less accumulated depreciation	7,310	5,422
Real estate investments, net	112,153	113,952

Acquired real estate leases, net of accumulated amortization of $2,731 and $2,110, respectively	3,410	4,155
Acquired favorable real estate leases, net of accumulated amortization of $1,340 and $1,002, respectively	1,765	2,111
Cash and cash equivalents	9,193	9,874
Cash - held in escrow	1,791	977
Tenant rent receivable	161	109
Step rent receivable	587	506
Deferred leasing costs, net of accumulated amortization of $15 and $5, respectively	121	37
Deferred financing costs, net of accumulated amortization of $163 and $118, respectively	133	178
Prepaid expenses and other assets	53	19
Total assets	$129,367	$131,918

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,607	$1,382
Tenant security deposits	86	36
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $577 and $429, respectively	902	1,050
Total liabilities	78,795	78,668

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding,
aggregate liquidation preference $70,000
at September 30, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(13,652)	(10,974)
Total Stockholders’ Equity	50,572	53,250

Total Liabilities and Stockholders’ Equity	$129,367	$131,918

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenues:
Rental	$4,082	$4,131	$12,217	$12,029

Total revenue	4,082	4,131	12,217	12,029

Expenses:

Rental operating expenses	1,067	1,224	3,111	3,251
Real estate taxes and insurance	797	732	2,395	2,191
Depreciation and amortization	893	887	2,643	2,657
Interest expense	1,045	1,044	3,100	3,110

Total expenses	3,802	3,887	11,249	11,209

Income before interest income	280	244	968	820

Interest income	10	65	29	187

Net income attributable to preferred stockholders	$290	$309	$997	$1,007

Weighted average number of preferred shares outstanding,
basic and diluted	700	700	700	700

Net income per preferred share, basic and diluted	$414	$441	$1,424	$1,439

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$997	$1,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,688	2,701
Amortization of favorable real estate leases	346	365
Amortization of unfavorable real estate leases	(148)	(148)
Changes in operating assets and liabilities:
Cash - held in escrow	(814)	(478)
Tenant rent receivable	(52)	(3)
Step rent receivable	(81)	(104)
Prepaid expenses and other assets	(34)	(79)
Accounts payable and accrued expenses	225	631
Tenant security deposits	50	(1)
Payment of deferred leasing costs	(94)	-

Net cash provided by operating activities	3,083	3,891
Cash flows from investing activities:
Purchase of real estate assets	(89)	(31)

Net cash used for investing activities	(89)	(31)
Cash flows from financing activities:
Distributions to stockholders	(3,675)	(3,760)

Net cash used for financing activities	(3,675)	(3,760)

Net increase (decrease) in cash and cash equivalents	(681)	100

Cash and cash equivalents, beginning of period	9,874	10,062

Cash and cash equivalents, end of period	$9,193	$10,162

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,055	$3,066

Disclosure of non-cash investing activities
Accrued costs for purchase of real estate assets	$-	$9

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and cash-held in escrow approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in accordance with GAAP.

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company files income tax returns in the U.S. federal jurisdiction and State of Minnesota jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Loan Payable

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.  Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum. The Loan is secured by a mortgage on the Property. The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date. Interest expense paid for the nine months ended September 30, 2009 and 2008 was $3,055,000 and $3,066,000, respectively.

The Loan includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting. The Loan agreement has certain restrictions on the Company’s ability to incur debt. The Company was in compliance with the loan covenants as of September 30, 2009 and December 31, 2008.

4.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2009 and 2008, management fees paid were $122,000 and $121,000, respectively.

Franklin Street is the sole holder of the Company’s one share of common stock, $.01 par value per share (the “Common Stock”), that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock of the Company.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2009 and 2008.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements
(Unaudited)

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

7.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2009	$ 1,750	$ 1,225,000
Second quarter of 2009	$ 1,750	$ 1,225,000
Third quarter of 2009	$ 1,750	$ 1,225,000
First quarter of 2008	$ 1,764	$ 1,234,800
Second quarter of 2008	$ 1,857	$ 1,299,900
Third quarter of 2008	$ 1,750	$ 1,225,000

8.	Subsequent Event

The Company’s board of directors declared a cash distribution of $1,750 per preferred share on October 16, 2009 to the holders of record of the Company’s Preferred Stock on October 30, 2009, payable on November 20, 2009.

The Company has evaluated all subsequent events through November 6, 2009, the date the consolidated financial statements were issued.

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

Real Estate Operations

The Property has office and retail space, which collectively is approximately 99% occupied. There is approximately 453,902 square feet of rentable office space, which is 100% occupied, and approximately 31,746 square feet of rentable retail space, which is 82.4% occupied. Target and Ryan currently occupy 10% or more of the Property’s space. Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle USA subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015. Target directly leases approximately 43,506 square feet through September 2015 and approximately 1,024 square feet through October 2011. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property’s rentable space. Except for Oracle USA and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

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

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008.

Revenue

Total revenue remained relatively unchanged at $4.1 million for the three months ended September 30, 2009 and 2008.

Expenses

Total expenses decreased approximately by $0.1 million to $3.8 million for the three months ended September 30, 2009, as compared to $3.9 million for the three months ended September 30, 2008. This decrease was attributable to a $0.1 million decrease in operating expenses.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Revenue

Total revenue increased approximately by $0.2 million to $12.2 million for the nine months ended September 30, 2009, as compared to $12.0 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in recovery of expenses of approximately $0.2 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses remained relatively unchanged at $11.2 million for the nine months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $9.2 million and $9.9 million at September 30, 2009 and December 31, 2008, respectively. The $0.7 million decrease for the nine months ended September 30, 2009 was primarily attributable to $3.1 million provided by operating activities, which was offset by $0.1 million used for investing activities and $3.7 million used for financing activities.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $3.1 million for the nine months ended September 30, 2009 was primarily attributable to net income of approximately $1.0 million plus the add-back of $2.9 million of depreciation and amortization, which was partially offset by uses arising from other current accounts of approximately $0.7 million and payments in deferred leasing costs of $0.1 million.

Investing Activities

The cash used for investing activities of approximately $0.1 million for the nine months ended September 30, 2009 was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of $3.7 million for the nine months ended September 30, 2009 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of September 30, 2009 we had approximately $1.6 million in accrued liabilities, and $76.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Cash Held in Escrow

We also have cash held in escrow of $1.8 million as of September 30, 2009. We are required under our loan documents with Bank of America, N.A. to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes. Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

Secured Debt

We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000. Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum. The Loan is secured by a mortgage on the Property. The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date. Interest expense paid for the nine months ended September 30, 2009 and 2008 was $3,055,000 and $3,066,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting. The Loan agreement has certain restrictions on our ability to incur debt. We were in compliance with the loan covenants as of September 30, 2009 and December 31, 2008.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2009 and 2008, management fees paid were $122,000 and $121,000, respectively.

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

Not Applicable

Item 4T.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: November 6, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 6, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.