Form 10-K
period 2009-12-31
FSP 50 South Tenth Street Corp
filed 2010-03-12
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-52551

FSP 50 South Tenth Street Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-5530367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  __   No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes        No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X.

As of June 30, 2009, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 700, each as of February 28, 2010.

Documents incorporated by reference: None.

Item 1.	Business

History

Our company, FSP 50 South Tenth Street Corp., which individually or together with its subsidiary, we refer to as the Company, we or our, is a Delaware corporation formed to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 square feet of rentable space located in downtown Minneapolis, Minnesota, which we refer to as the Property.  The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

The Company was organized initially in September 2006 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE Amex: FSP).  FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

The Company purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006.  The purchase price, which was determined by arm’s-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the Acquisition Mortgage Loan.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock.  Between November 2006 and January 2007, FSP Investments LLC completed the sale on a best efforts basis of 700 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  We sold the Preferred Stock for an aggregate consideration of $70,000,000 in a private placement offering to 627 “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.  Between November 13, 2006 and January 9, 2007, the Company held six investor closings, at each of which shares of Preferred Stock were sold and funds were received.  Funds from each individual closing were used to repay a portion of the Acquisition Mortgage Loan from Franklin Street and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC.  On December 21, 2006, the Company obtained a permanent first mortgage loan in the original principal amount of $76,200,000 from Bank of America, N.A., which we refer to as the Permanent Mortgage Loan.  The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006 from the proceeds of the sale of equity interests in the Company and from the proceeds of the Permanent Mortgage Loan.  Total interest and loan fees incurred on the Acquisition Mortgage Loan payable to Franklin Street were approximately $4,961,000 in 2006.  The use of proceeds received from the offering of Preferred Stock and the Permanent Mortgage Loan and affiliates receiving payments therefrom are set forth in the table below:

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

The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations.  The Property is located directly across the street from the designated world headquarters of Target Corporation (NYSE: TGT), which we refer to as Target, and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.

The Property also has lower level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota.  The Project is comprised of our Property, the Target retail store and the parking garage.  The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan.  The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system.  Ryan also serves as our property manager and is a tenant of ours at the Property.  For the year ended December 31, 2009, total expenses allocable to the three owners pursuant to the REOA were $0.7 million, of which $321,000 or 47.1% was allocated to us as common area expenses.  These common area expenses are typically recovered through tenant leases.

The Property has office and retail space, which collectively was approximately 97% occupied as of December 31, 2009.  There is approximately 449,233 square feet of rentable office space, which was approximately 98% occupied as of December 31, 2009, and approximately 36,415 square feet of rentable retail space, which was approximately 82% occupied as of December 31, 2009 and approximately 13,120 square feet of storage space.  Target and Ryan currently occupy 10% or more of the Property’s space.  Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle America subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.  Oracle America was previously known as Oracle USA, Inc., which we refer to as Oracle USA.  Effective February 15, 2010, Oracle USA merged with and into Oracle America, with Oracle America surviving the merger.  In connection with this merger, Oracle USA assigned its lease at the Property to Oracle America.  Oracle America is and Oracle USA was a wholly-owned subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle.  Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, commencing on December 31, 2011, prior to its scheduled expiration in 2015.  In addition to its sublease, Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011.  Including subleased space, Target occupies approximately 54% of the Property's rentable space.  Ryan occupies approximately 18% of the Property’s rentable space.

For leases with 10% or more of the rentable square feet of the property, the table below shows the estimated annual rental and average effective annual rental per square foot, including estimated expense reimbursement for each lessee, and the percentage of gross annual rental income for the Property.  Renewal options for each of these leases are further discussed in “Part I, Item 2. Properties” below.  Except for Oracle America and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

		Annual	% of
		Rental	Gross
	Annual	per Square	Annual
Tenant	Rental	Foot	Rental
Oracle USA	$ 8,016,654	$ 33.11	51%
Ryan	$ 2,800,786	$ 32.42	18%

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

We intend to dispose of the Property at such time that our directors determine that we have achieved our investment objectives.  We do not intend to reinvest the proceeds and would distribute cash proceeds to shareholders following such disposition.  We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

Except for the Permanent Mortgage Loan, which matures on January 1, 2012, we do not intend to borrow any money but have the right to obtain a line of credit as described below.  There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Permanent Mortgage Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our line of credit will be sufficient to repay the Permanent Mortgage Loan at that time.  The Board of Directors of the Company has not yet determined whether it will issue additional shares of Preferred Stock or refinance or sell the Property in connection with the maturity of the Permanent Mortgage Loan, and, because we cannot predict the state of the capital markets in 2011, we cannot predict how we will retire the Permanent Mortgage Loan.

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

The documentation evidencing and securing the Permanent Mortgage Loan, which we refer to as the Loan Agreement, includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender, which so long as there is no default, is immediately available to us, and to provide the lender with periodic reporting.  The Loan Agreement also includes restrictions on the Company’s ability to incur additional debt without consent of the lender.  The Company was in compliance with the Permanent Mortgage Loan covenants as of December 31, 2009.

Revolving Line of Credit

While a line of credit is not expected to be needed, the Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $76,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed.  However, pursuant to the Permanent Mortgage Loan, we need the consent of Bank of America, N.A. to use the line of credit.  As of February 28, 2010, the Company had neither sought nor obtained a revolving line of credit.

Competition

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  Management does not believe that the current disruptions have negatively impacted our business at this time.  However, management does believe that the current disruptions have negatively impacted real estate values, occupancy levels and property income levels in the United States and, as a consequence, is closely monitoring the situation.  These trends may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions will have on our business.

The Property is located in the downtown area of Minneapolis, Minnesota.  The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants.  In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regard to cost and amenities, with other buildings of similar use near our location.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property.  Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control.  Subject to possible extension options, approximately 50% of the rentable space at the Property expires in 2014 and approximately 27% of the rentable space at the Property expires in 2015.  Ryan has the right to terminate its lease, commencing on December 31, 2011, prior to its scheduled expiration in 2015.  We cannot predict which competitive factors will be relevant to prospective tenants or our Property’s competitive position in the marketplace when those leases expire.

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong.  In order to further improve the Property’s position in Minneapolis’ office and retail markets, throughout 2009, management evaluated the Property’s operations for both greater efficiency and for more active and proactive sustainability practices.  In addition to the Property’s existing Energy Star® certification, management believes that the Property is in a strong position to achieve LEED® certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M.  During 2010, management intends to pursue LEED-EB: O&M certification for the Property at a level commensurate with the Property’s position in the market and other factors.  Management expects to complete the LEED-EB: O&M certification process during 2010.  There can be no assurance that we will obtain LEED-EB: O&M certification.

Employees

We had no employees as of December 31, 2009.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC).  This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm.  Such reports, proxy and information statements, if any, and other information about issuers that file electronically with the SEC may also be obtained from the web site that the SEC maintains at http://www.sec.gov.  Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2009:

Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/09	of Tenants	Name of Major Tenants (1)

50 South Tenth Street	11/08/06	498,768	97%	30	Oracle America (2)
Minneapolis, MN 55403					Ryan Companies US, Inc.

1.	Excludes subtenants.
2.
Oracle America leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle America subleases most of its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.

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

We acquired the Property on November 8, 2006.  In the opinion of our management, the Property is adequately covered by insurance.  The Property is currently encumbered by the Permanent Mortgage Loan described above in “Item 1. Business – Permanent Mortgage Loan.”  Other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations, there are no present plans for the improvement or development of any portion of the Property.  Below is certain information with respect to the Property’s significant tenants and leases.

Tenants

The Property has office and retail space, which collectively was approximately 97% occupied as of December 31, 2009.  There is approximately 449,233 square feet of rentable office space, which was approximately 98% occupied as of December 31, 2009, and approximately 36,415 square feet of rentable retail space, which was approximately 82% occupied as of December 31, 2009 and approximately 13,120 square feet of storage space, which was approximately 98% occupied as of December 31, 2009.  Target and Ryan currently occupy 10% or more of the Property’s space.  Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 250,115 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle USA subleases most of its space to Target (approximately 223,846 square feet) and the balance (approximately 26,269 square feet) to another tenant.  Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle.  Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, beginning on December 31, 2011, prior to its scheduled expiration.  Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011.  Including subleased space, Target occupies approximately 54% of the Property's rentable space.  Ryan occupies approximately 18% of the Property’s rentable space.  Except for Oracle USA and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

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

Oracle America

Oracle America leases approximately 242,107 square feet of rentable space (approximately 50% of the Property’s space).  The lease expires on March 31, 2014 and contains two five-year extension options with base rent equal to the greater of (i) $18.85 per rentable square foot or (ii) the market rent for such extension term.  In order to exercise either extension option, Oracle America must provide the Company with not less than nine months prior written notice.  The lease with Oracle America also contains a continuing right of first refusal in favor of Oracle America on all other office rental space at the Property.  Oracle America’s lease does not contain any other rights of first offer, purchase, expansion or termination at the Property.  Oracle America subleases most of its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.

Ryan

Ryan leases a total of approximately 86,381 rentable square feet (approximately 18% of the Property's space) pursuant to a lease that expires on July 31, 2015.  The lease contains a termination right in favor of Ryan that permits Ryan to terminate the lease effective either (i) as of December 31, 2011 or (ii) on the last day of any month after December 31, 2011.  In order to exercise the termination right, Ryan must provide the Company with written notice of its intention to terminate not less than three months prior to the intended termination date.  Ryan's lease does not contain any other rights of first offer, purchase, expansion or termination at the Property.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 28, 2010, Franklin Street was the sole holder of record of the Common Stock and there were 631 holders of record of the Preferred Stock.  This computation is based upon the number of record holders reflected in our corporate records.  The final sale of Preferred Stock occurred on January 9, 2007 and following that date no further distributions have been or will be declared on the Common Stock.  The last Common Stock dividend was declared on December 27, 2006 and was paid in December 2006.

Set forth below are the distributions made to Preferred Stockholders in respect of each quarter from the last two fiscal years.  Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust.  We cannot guarantee the future payment of dividends or the amount of any such dividends.  See the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K for additional information.

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2008	$ 1,234,800
June 30, 2008	1,299,900
September 30, 2008	1,225,000
December 31, 2008	1,225,000

March 31, 2009	1,225,000
June 30, 2009	1,225,000
September 30, 2009	1,225,000
December 31, 2009	1,225,000

The following schedule summarizes tax components of the distributions paid for the year ended December 31:

(dollars in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$ 1,323	27%	$ 1,354	27%
Return of Capital	3,577	73%	3,630	73%
Total	$ 4,900	100%	$ 4,984	100%

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

Overview

We own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 square feet of rentable space located in downtown Minneapolis, Minnesota, which we refer to as the Property.  We operate in one business segment, which is real estate operations, and own a single property.  Our real estate operations involve real estate rental operations, leasing services and property management services.  The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Minneapolis, Minnesota.  These market conditions affect the occupancy levels and the rent levels on both a national and local level.  We have no influence on national or local market conditions.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  Management does not believe that the current disruptions have negatively impacted our business at this time.  However, management does believe that the current disruptions have negatively impacted real estate values, occupancy levels and property income levels in the United States and, as a consequence, is closely monitoring the situation.  For the three months ended December 31, 2009, we believe that vacancy rates increased and that rental rates decreased for office and retail buildings in downtown Minneapolis.  These local and national trends may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions will have on our business.

Real Estate Operations

We own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 of rentable square feet located in downtown Minneapolis, Minnesota.  The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations.  The Property is located directly across the street from the designated world headquarters of Target Corporation (NYSE:TGT), which we refer to as Target, and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.  The Property also has lower level retail space and is part of a larger development that we refer to as the Project that covers a full city block in Minneapolis, Minnesota.  The Project is comprised of our Property, the Target retail store and the parking garage.  The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan.  The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system.

The Property has office and retail space, which collectively was approximately 97% occupied as of December 31, 2009.  There is approximately 449,233 square feet of rentable office space, which was approximately 98% occupied as of December 31, 2009 and approximately 36,415 square feet of rentable retail space, which was approximately 82% occupied as of December 31, 2009 and approximately 13,120 square feet of storage space, which was approximately 98% occupied as of December 31, 2009. Target and Ryan currently occupy 10% or more of the Property’s space.  Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle America subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.  Oracle America was previously known as Oracle USA, Inc., which we refer to as Oracle USA.  Effective February 15, 2010, Oracle USA merged with and into Oracle America, with Oracle America surviving the merger.  In connection with this merger, Oracle USA assigned its lease at the Property to Oracle America.  Oracle America is and Oracle USA was a wholly-owned subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle.  Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, beginning on December 31, 2011, prior to its scheduled expiration.  Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011.  Including subleased space, Target occupies approximately 54% of the Property's rentable space.  Ryan occupies approximately 18% of the Property’s rentable space.  Except for Oracle America and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

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

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong.  In order to further improve the Property’s position in Minneapolis’ office and retail markets, throughout 2009, management evaluated the Property’s operations for both greater efficiency and for more active and proactive sustainability practices.  In addition to the Property’s existing Energy Star® certification, management believes that the Property is in a strong position to achieve LEED® certification by the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance, which we refer to as LEED-EB: O&M.  During 2010, management intends to pursue LEED-EB: O&M certification for the Property at a level commensurate with the Property’s position in the market and other factors.  Management expects to complete the LEED-EB: O&M certification process during 2010.  There can be no assurance that we will obtain LEED-EB: O&M certification.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.  These policies affect our:

•	recognition of rental income and depreciation and amortization expense; and
•	assessment of the carrying values and impairments of long-lived assets.

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

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenue

Total revenue increased $0.2 million to $16.2 million for the year ended December 31, 2009, as compared to $16.0 million for the year ended December 31, 2008.  This increase was primarily due to an increase in recovery of expenses of approximately $0.2 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.2 million to $15.1 million for the year ended December 31, 2009, as compared to $14.9 million for the year ended December 31, 2008.  The increase was primarily attributable to a $0.2 million increase in real estate taxes.

Liquidity and Capital Resources

Cash and cash equivalents remained relatively unchanged at $9.9 million at December 31, 2009 and 2008.  Cash provided by operating activities was $5.0 million and was offset by $0.1 million used for investing activities and $4.9 million used for financing activities.

Management believes that existing cash and cash equivalents as of December 31, 2009 of $9.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $5.0 million for the year ended December 31, 2009 was primarily attributable to net income of approximately $1.2 million plus non-cash items of $3.9 million, consisting primarily of depreciation and amortization, and an increase in accounts payable and accrued liabilities of approximately $0.3 million and was partially offset by uses arising from other current accounts of approximately $0.2 million and payments in deferred leasing costs of $0.2 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2009 of approximately $0.1 million was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of approximately $4.9 million for the year ended December 31, 2009 was primarily attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders.  As of December 31, 2009, we had approximately $1.7 million in accrued liabilities and $76.2 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Cash held in escrow

We also have cash held in escrow of $1.1 million as of December 31, 2009.  We are required under our loan documents to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes.  Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

Secured Debt

We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000.  Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the years ended December 31, 2009 and 2008 was $4,086,000 and $4,096,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement contains certain restrictions on our ability to incur debt.  We were in compliance with the loan covenants as of December 31, 2009 and 2008.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the years ended December 31, 2009 and 2008, management fees paid were $162,000 and $161,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property.  Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2009 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2010	$8,835
2011	8,427
2012	8,136
2013	8,049
2014	4,184
Thereafter	1,683

$39,314

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2010 is set forth below.  The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company.  In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 61, is President and a director of the Company.  Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 54, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company.  Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street.  In 2008, Ms. Fournier became an Executive Vice President of Franklin Street.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a member of the NYSE Amex Listed Company Council.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

William W. Gribbell, age 50, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 52, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 62, is a Vice President and a director of the Company.  In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates.  Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 38, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is a Senior Vice President and the Director of Acquisitions for Franklin Street.  Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.).  Mr. Carter holds a FINRA Series 7 general securities license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.  Each of the above persons has been associated with us in the positions described above since our inception in 2006.  Each of them is an employee of FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock.  Each of our officers serves in that capacity at the request of Franklin Street.

Mr. Carter, Ms. Fournier, Mr. MacPhee, Mr. Gribbell and Ms. Notopoulos also serve as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street.  Jeffrey B. Carter also serves as a director of FSP 303 East Wacker Drive Corp.  In their capacities as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 303 East Wacker Drive Corp., Mr. Carter, Ms. Fournier, Mr. MacPhee, Mr. Gribbell, Ms. Notopoulos and Mr. Carter, as applicable, each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2009 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation.  Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC).  Franklin Street’s common stock is traded on the NYSE Amex under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2010 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group.  To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Jeffrey B. Carter(2)	-	0%

All Directors and Executive Officers as a Group (consisting of 6 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Jeffery B. Carter(2)	-	0%

All Directors and Executive Officers as a Group (consisting of 6 persons) (2)	-	0%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.

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

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we refer to collectively as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the years ended December 31, 2009 and 2008, management fees paid were $162,000 and $161,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system.  None of our directors qualifies as “independent” under the standards of the NYSE Amex, where Franklin Street is listed.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2009	2008
Audit Fees (1)	$64,050	$61,000
Audit-Related Fees (2)
Tax fees (3)	$5,250	$5,000
All Other Fees (4)
Total Fees	$69,300	$66,000

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

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services.  Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2009, and accounted for $5,000 of the total tax fees incurred in 2008.

(4)	The Company was not billed by its independent registered public accounting firm in 2009 or 2008 for any other fees.

Pre-Approval Policy and Procedures

The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Financial Statements: The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

3.	Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2010 by the undersigned, thereunto duly authorized.

FSP 50 South Tenth Street Corp.

By:  /s/ George J. Carter
        George J. Carter
        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director (Principal Executive Officer)	March 12, 2010
George J. Carter

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010
Barbara J. Fournier

/s/ R. Scott MacPhee	Director, Executive Vice President	March 12, 2010
R. Scott MacPhee

/s/ William W. Gribbell	Director, Executive Vice President	March 12, 2010
William W. Gribbell

/s/ Janet P. Notopoulos	Director, Vice President	March 12, 2010
Janet P. Notopoulos

/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
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

4.3	Promissory Note, incorporated herein by reference to Exhibit 4.3 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.1	Ryan Lease, as amended, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.2	Oracle America Lease, as amended, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.3	Asset Management Agreement, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.4	Management Agreement, incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
10.5	Voting Agreement, incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FSP 50 South Tenth Street Corp.
Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP 50 South Tenth Street Corp.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 50 South Tenth Street Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 50 South Tenth Street Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC
Newton, Massachusetts
March 12, 2010

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2009	2008

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,495	97,400
	119,469	119,374
Less accumulated depreciation	7,941	5,422
Real estate investments, net	111,528	113,952

Acquired real estate leases, net of accumulated amortization of $2,744 and $2,110, respectively	3,179	4,155
Acquired favorable real estate leases, net of accumulated amortization of $1,447 and $1,002, respectively	1,650	2,111
Cash and cash equivalents	9,888	9,874
Cash - held in escrow	1,072	977
Tenant rent receivable, less allowance for doubtful accounts of $30 and $0, respectively	86	109
Step rent receivable	602	506
Deferred leasing costs, net of accumulated amortization of $20 and $5, respectively	196	37
Deferred financing costs, net of accumulated amortization of $177 and $118, respectively	119	178
Prepaid expenses and other assets	28	19
Total assets	$128,348	$131,918

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,666	$1,382
Tenant security deposits	86	36
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $593 and $429, respectively	853	1,050
Total liabilities	78,805	78,668

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding
at December 31, 2009 and 2008, aggregate
liquidation preference $70,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(14,681)	(10,974)
Total Stockholders’ Equity	49,543	53,250

Total Liabilities and Stockholders’ Equity	$128,348	$131,918
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2009	2008

Revenues:
Rental	$16,237	$15,978

Total revenue	16,237	15,978

Expenses:

Rental operating expenses	4,218	4,267
Real estate taxes and insurance	3,210	2,904
Depreciation and amortization	3,510	3,542
Interest expense	4,145	4,155

Total expenses	15,083	14,868

Income before interest income	1,154	1,110

Interest income	39	224

Net income attributable to preferred stockholders	$1,193	$1,334

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income per preferred share, basic and diluted	$1,704	$1,906
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 and 2009

(in thousands, except per share and share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Deficit and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2008	$-	$-	$64,224	$(7,324)	$56,900

Distributions - preferred stockholders
or $7,120 per preferred share	-	-	-	(4,984)	(4,984)

Net income	-	-	-	1,334	1,334

Balance, December 31, 2008	-	-	64,224	(10,974)	53,250

Distributions - preferred stockholders
or $7,000 per preferred share	-	-	-	(4,900)	(4,900)

Net income	-	-	-	1,193	1,193

Balance, December 31, 2009	$-	$-	$64,224	$(14,681)	$49,543

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net Income	$1,193	$1,334
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,569	3,601
Amortization of favorable real estate leases	461	487
Amortization of unfavorable real estate leases	(197)	(198)
Increase in bad debt reserve	30	-
Changes in operating assets and liabilities:
Cash - held in escrow	(95)	(117)
Tenant rent receivable	(7)	(59)
Step rent receivable	(96)	(138)
Prepaid expenses and other assets	(9)	14
Accounts payable and accrued expenses	284	(51)
Tenant security deposits	50	(1)
Payment of deferred leasing costs	(174)	(29)

Net cash provided by operating activities	5,009	4,843
Cash flows from investing activities:
Purchase of real estate assets	(95)	(47)
Net cash used for investing activities	(95)	(47)
Cash flows from financing activities:
Distributions to stockholders	(4,900)	(4,984)
Net cash used for financing activities	(4,900)	(4,984)
Net increase (decrease) in cash and cash equivalents	14	(188)
Cash and cash equivalents, beginning of year	9,874	10,062
Cash and cash equivalents, end of year	$9,888	$9,874
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,086	$4,096

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements

1.	Organization

FSP 50 South Tenth Street Corp. (the “Company”) was organized on September 12, 2006 as a corporation under the laws of the State of Delaware to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 rentable square feet of space located in downtown Minneapolis, Minnesota (the “Property”).  The Company acquired the Property on November 8, 2006.  Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between November 2006 and January 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 700 shares of the Company’s preferred stock, $.01 par value per share (the “Preferred Stock”).  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

ESTIMATES AND ASSUMPTIONS

The Company prepares its consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At December 31, 2009 and 2008, no such indicators of impairment were identified.

Depreciation expense of $2,519,000 and $2,506,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property.  The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related leases.  Amortization expense of $976,000 and $1,033,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $6,447,000.  Detail of the acquired real estate leases are as follows:

	December 31,
(in thousands)	2009	2008
Cost	$5,923	$6,265
Accumulated amortization	(2,744)	(2,110)
Book value	$3,179	$4,155

The estimated annual amortization expense for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 782
2011	$ 703
2012	$ 636
2013	$ 636
2014	$ 311

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired.  The Company reports this value separately from its investment in real estate.  The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease.  Amortization of $461,000 and $487,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $3,198,000.  Detail of the acquired favorable real estate leases are as follows:

	December 31,
(in thousands)	2009	2008
Cost	$3,097	$3,113
Accumulated amortization	(1,447)	(1,002)
Book value	$1,650	$2,111

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization expense for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 424
2011	$ 401
2012	$ 346
2013	$ 346
2014	$ 116

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the lives of the leases assumed.  Amortization of $197,000 and $198,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $1,482,000.  Detail of the acquired unfavorable real estate leases are as follows:

	December 31,
(in thousands)	2009	2008
Cost	$1,446	$1,479
Accumulated amortization	(593)	(429)
Book value	$853	$1,050

The estimated annual amortization expense for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 187
2011	$ 175
2012	$ 140
2013	$ 140
2014	$ 140

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.  The Company has set aside funded reserves of $7,799,000 and $8,068,000 at December 31, 2009 and 2008, respectively, in anticipation of future capital needs of the Property.  These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

CASH - HELD IN ESCROW

The Company is required under its loan documents to make monthly deposits into a pledge account for real estate taxes.  The amount held in escrow for real estate taxes was $1,072,000 and $977,000 as of December 31, 2009 and 2008, respectively.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk.  The Company maintains its cash balances and short-term investments principally in banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of these banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.

For the years ended December 31, 2009 and 2008, rental income was derived from various tenants.  As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31:

	2009	2008
Oracle America	51%	51%
Ryan Companies	18%	18%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, cash-held in escrow, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements.  Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $602,000 and $506,000 at December 31, 2009 and 2008, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end.  Management monitors outstanding balances and tenant relationships and concluded that any realization losses would be immaterial. The Company has provided an allowance for doubtful accounts based on its estimate of a tenants’ ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements.  Deferred leasing costs of $174,000 and $29,000 were incurred during the years ended December 31, 2009 and 2008, respectively.  Amortization expense was $15,000 and $3,000 for the years ended December 31, 2009 and 2008, respectively.

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

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial property and accounts for its leases as operating leases.  Rental income from the leases, which may include rent concessions (including free rent) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis.  Any lease incentives are recorded as deferred rent and amortized as reductions to rental income over the lease term on a straight-line basis.  The Company does not have any percentage rent arrangements with its commercial property tenants.  Reimbursable costs are included in rental income in the year earned.  A schedule showing the components of rental revenue is shown below.

	Year Ended December 31,
(in thousands)	2009	2008
Income from leases	$9,179	$9,148
Straight-line rent adjustment	96	138
Reimbursable expenses	7,226	6,981
Amortization of favorable leases	(461)	(487)
Amortization of unfavorable leases	197	198

Total	$16,237	$15,978

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2009 or 2008.  Subsequent to the completion of the offering shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through March 12, 2010, the date of issuance of these financial statements, for potential recognition or disclosure.

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

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

3.	Loan Payable

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.    Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum.  The Loan is secured by the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense for the years ended December 31, 2009 and 2008 was $4,086,000 and $4,096,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on the Company’s ability to incur debt.  The Company was in compliance with all loan covenants as of December 31, 2009 and 2008.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company files income tax returns in the U.S. federal jurisdiction and the State of Minnesota jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2006 and thereafter.

For the period ended December 31, 2006, the Company incurred a net operating loss for income tax purposes of approximately $4,166,000 that can be carried forward until it expires in the year 2026.

At December 31, 2009, the Company’s net tax basis of its real estate assets was $116,162,000.

  FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

4.	Income Taxes (continued)

The following schedule reconciles net income to taxable income subject to distribution requirements:

	Year Ended December 31,
(in thousands)	2009	2008

Net income	$1,193	$1,334

Add: Book depreciation and amortization	3,569	3,601
Amortization of favorable real estate leases	461	487
Deferred rent	29	(21)
Bad debt expenses	30	-
Less: Tax depreciation and amortization	(3,733)	(3,716)
Amortization of unfavorable real estate leases	(197)	(198)
Straight-line rents	(96)	(138)
Taxable income	$1,256	$1,349

The following schedule summarizes the tax components of the distributions paid for the year ended December 31,:

(dollars in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$ 1,323	27%	$ 1,354	27%
Return of Capital	3,577	73%	3,630	73%
Total	$ 4,900	100%	$ 4,984	100%

5.	Capital Stock

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

COMMON STOCK

Franklin Street is the sole holder of the Company’s Common Stock.  Franklin Street has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above.  Subsequent to the completion of the offering of the shares of Preferred Stock in January 2007, Franklin Street, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

  FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

6.	Related Party Transactions

The following is a summary of related party transactions that occurred with Franklin Street and its subsidiaries for the years ended December 31, 2009 and 2008:

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the years ended December 31, 2009 and 2008, management fees paid were $162,000 and $161,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

7.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2010	$ 8,835
	2011	8,427
	2012	8,136
	2013	8,049
	2014	4,184
	Thereafter	1,683

		$ 39,314

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on November 8, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

8.	Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property.  As of December 31, 2009 and 2008, the Company owned and operated a twelve-story multi-tenant office and retail building in that one segment.

  FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2009	2008

Deferred rental income	$991	$923
Accrued operating expenses	223	195
Due to tenants	290	143
Accounts payable and other accrued expenses	162	121
Total	$1,666	$1,382

10.	Subsequent Event

On January 15, 2010, the Board of Directors of the Company declared a cash distribution of $1,225,000 payable on February 19, 2010 to stockholders of record on January 29, 2010.

SCHEDULE III

FSP 50 South Tenth Street Corp.
Real Estate and Accumulated Depreciation
December 31, 2009
(in thousands)
		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
50 South Tenth Street, Minneapolis, MN	$76,200	$21,974	$97,321	$79	$21,974	$97,495	$119,469	$7,941	$111,528	5-39	2006

(1)	Construction of the building was completed in 2001 and the aggregate cost for Federal Income Tax purposes is $127,631.

FSP 50 South Tenth Street Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2009	2008

Real estate investments, at cost:
Balance, beginning of year	$119,374	$119,327
Improvements	95	47

Balance, end of year	$119,469	$119,374

Accumulated depreciation:
Balance, beginning of year	$5,422	$2,916
Depreciation	2,519	2,506

Balance, end of year	$7,941	$5,422