Form 10-Q
period 2010-06-30
FSP 50 South Tenth Street Corp
filed 2010-08-12
CIK 1379075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

YES    |_|                             NO    |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of July 31, 2010.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report
June 30, 2010

Table of Contents
			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	12

Part II.	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

	Item 3.	Defaults Upon Senior Securities	13

	Item 4.	Removed and Reserved	13

	Item 5.	Other Information	13

	Item 6.	Exhibits	13

Signatures			14

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2010	December 31, 2009

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Building and improvements	97,814	97,495
	119,788	119,469
Less accumulated depreciation	9,219	7,941
Real estate investments, net	110,569	111,528

Acquired real estate leases, net of accumulated amortization of $2,858 and $2,744, respectively	2,776	3,179
Acquired favorable real estate leases, net of accumulated amortization of $1,522 and $1,447, respectively	1,432	1,650
Cash and cash equivalents	9,007	9,888
Cash - held in escrow	1,239	1,072
Tenant rent receivable, less allowance
for doubtful accounts of $30 and $30, respectively	54	86
Step rent receivable	639	602
Deferred leasing costs, net of accumulated amortization of $29 and $20, respectively	335	196
Deferred financing costs, net of accumulated amortization of $207 and $177, respectively	89	119
Prepaid expenses and other assets	97	28
Total assets	$126,237	$128,348

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,560	$1,666
Tenant security deposits	86	86
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $686 and $593, respectively	760	853
Total liabilities	78,606	78,805

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding,
aggregate liquidation preference $70,000
at June 30, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained deficit and distributions in excess of earnings	(16,593)	(14,681)
Total Stockholders’ Equity	47,631	49,543

Total Liabilities and Stockholders’ Equity	$126,237	$128,348
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009

Revenues:
Rental	$3,984	$3,956	$7,890	$8,135

Total revenue	3,984	3,956	7,890	8,135

Expenses:

Rental operating expenses	1,077	972	2,125	2,044
Real estate taxes and insurance	754	803	1,499	1,598
Depreciation and amortization	847	877	1,690	1,750
Interest expense	1,033	1,033	2,055	2,055

Total expenses	3,711	3,685	7,369	7,447

Income before interest income	273	271	521	688

Interest income	8	11	17	19

Net income attributable to preferred stockholders	$281	$282	$538	$707

Weighted average number of preferred shares outstanding,
basic and diluted	700	700	700	700

Net income per preferred share, basic and diluted	$401	$403	$769	$1,010
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$538	$707
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,720	1,780
Amortization of favorable real estate leases	218	231
Amortization of unfavorable real estate leases	(93)	(98)
Changes in operating assets and liabilities:
Cash - held in escrow	(167)	81
Tenant rent receivable	32	69
Step rent receivable	(37)	(60)
Prepaid expenses and other assets	(69)	(59)
Accounts payable and accrued expenses	(112)	(475)
Tenant security deposits	-	49
Payment of deferred leasing costs	(148)	(69)

Net cash provided by operating activities	1,882	2,156
Cash flows from investing activities:
Purchase of real estate assets	(313)	(42)

Net cash used for investing activities	(313)	(42)
Cash flows from financing activities:
Distributions to stockholders	(2,450)	(2,450)

Net cash used for financing activities	(2,450)	(2,450)

Net decrease in cash and cash equivalents	(881)	(336)

Cash and cash equivalents, beginning of period	9,888	9,874

Cash and cash equivalents, end of period	$9,007	$9,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,025	$2,025

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$6	$-

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Pronouncement

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years

Building - Commercial	39
Building Improvements	15-39
Furniture and Fixtures	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At June 30, 2010 and December 31, 2009, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Pronouncement (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, cash-held in escrow, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Pronouncement

In May 2009, the Financial Accounting Standards Board issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

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

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by a mortgage on the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense paid for the six months ended June 30, 2010 and 2009 was $2,025,000.

The Loan includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan has certain restrictions on the Company’s ability to incur debt.  The Company was in compliance with the loan covenants as of June 30, 2010 and December 31, 2009, respectively.

FSP 50 South Tenth Street Corp.
Notes to Consolidated Financial Statements
 (Unaudited)

4.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the six months ended June 30, 2010 and 2009, management fees paid were $79,000 and $81,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock of the Company.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2010 and 2009.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

7.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2010	$ 1,750	$ 1,225,000
Second quarter of 2010	$ 1,750	$ 1,225,000
First quarter of 2009	$ 1,750	$ 1,225,000
Second quarter of 2009	$ 1,750	$ 1,225,000

8.	Subsequent Event

The Company’s board of directors declared a cash distribution of $1,750 per preferred share on July 23, 2010 to the holders of record of the Company’s Preferred Stock on August 6, 2010, payable on August 27, 2010.

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

Overview

Our company, FSP 50 South Tenth Street Corp., which we refer to as the Company, is a Delaware corporation formed to own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 of rentable square feet located in downtown Minneapolis, Minnesota, which we refer to as the Property.  The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations.  The Property is located directly across the street from the designated world headquarters of Target Corporation (NYSE:TGT), which we refer to as Target, and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.  The Property also has lower level retail space and is part of a larger development that we refer to as the Project that covers a full city block in Minneapolis, Minnesota.  The Project is comprised of our Property, the Target retail store and the parking garage.  The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan.  The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  Management does not believe that the current disruptions have negatively impacted our business at this time.  However, management does believe that the current disruptions have negatively impacted real estate values, occupancy levels and property income levels in the United States and, as a consequence, is closely monitoring the situation.  For the three months ended June 30, 2010, we believe that vacancy rates have increased slightly and that rental rates also have slightly decreased for office and retail buildings in downtown Minneapolis.  These local and national trends may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions will have on our business.

Real Estate Operations

The Property has office and retail space, which collectively was approximately 98.6% occupied as of June 30, 2010.  There is approximately 449,233 square feet of rentable office space, which was 100% occupied as of June 30, 2010 and approximately 36,415 square feet of rentable retail space, which was approximately 81.7% occupied as of June 30, 2010 and approximately 13,120 square feet of storage space, which was approximately 98.2% occupied as of June 30, 2010.  Target and Ryan currently occupy 10% or more of the Property’s space.  Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014.  Oracle America subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.  Oracle America was previously known as Oracle USA, Inc., which we refer to as Oracle USA.  Effective February 15, 2010, Oracle USA merged with and into Oracle America, with Oracle America surviving the merger.  In connection with this merger, Oracle USA assigned its lease at the Property to Oracle America.  Oracle America is and Oracle USA was a wholly-owned subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle.  Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, beginning on December 31, 2011, prior to its scheduled expiration.  Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011.  Including subleased space, Target occupies approximately 54% of the Property's rentable space.  Ryan occupies approximately 18% of the Property’s rentable space.  Except for Oracle America and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

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

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009.

Revenue

Total revenue remained relatively unchanged at $4.0 million for the three months ended June 30, 2010 and 2009.

Expenses

Total expenses remained relatively unchanged at $3.7 million for the three months ended June 30, 2010 and 2009.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009.

Revenue

Total revenue decreased $0.2 million to $7.9 million for the six months ended June 30, 2010, as compared to $8.1 million for the six months ended June 30, 2009. The decrease is primarily due to decrease in recoverable income of $0.2 million.

Expenses

Total expenses remained relatively unchanged at $7.4 million for the six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $9.0 million and $9.9 million at June 30, 2010 and December 31, 2009, respectively. The $0.9 million decrease for the six months ended June 30, 2010 is primarily attributable to $0.3 million used for investing activities and $2.5 million used for financing activities and is partially offset by $1.9 million provided by operating activities.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.9 million for the six months ended June 30, 2010 is primarily attributable to net income of approximately $0.5 million plus the add-back of $1.9 million of depreciation and amortization, which was partially offset by uses arising from other current accounts of approximately $0.5 million.

Investing Activities

Cash used for investing activities of approximately $0.3 million for the six months ended June 30, 2010 was for capital expenditures.

 Financing Activities

The cash used for financing activities of $2.5 million for the six months ended June 30, 2010 is attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders.  As of June 30, 2010 we had approximately $1.6 million in accrued liabilities, and $76.2 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Cash Held in Escrow

We also have cash held in escrow of $1.2 million as of June 30, 2010.  We are required under our loan documents with Bank of America, N.A. to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes.  Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

Secured Debt

We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000.   Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum.  The Loan is secured by a mortgage on the Property.  The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date.  Interest expense paid for the six months ended June 30, 2010 and 2009 was $2,025,000.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants.  Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting.  The Loan agreement has certain restrictions on our ability to incur debt.  We were in compliance with the loan covenants as of June 30, 2010 and December 31, 2009, respectively.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period.  For the six months ended June 30, 2010 and 2009, management fees paid were $79,000 and $81,000, respectively.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our common stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: August 12, 2010	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 12, 2010	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.