Form 10-K
period 2010-12-31
FSP 50 South Tenth Street Corp
filed 2011-03-14
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|  No |_|.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|.

As of June 30, 2010, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 700, each as of February 28, 2011.

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
		$ 146,200,000

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

The Property also has lower level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager and is a tenant of ours at the Property. For the year ended December 31, 2010, total expenses allocable to the three owners pursuant to the REOA were $0.7 million, of which $336,000 or 47.3% was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property has office and retail space, which collectively was approximately 98.8% leased as of December 31, 2010. There is approximately 449,233 square feet of rentable office space, which was approximately 100% leased as of December 31, 2010, and approximately 36,415 square feet of rentable retail space, which was approximately 84.7% leased as of December 31, 2010 and approximately 13,120 square feet of storage space, which was approximately 97.6% leased as of December 31, 2010. Target and Ryan currently occupy 10% or more of the Property’s space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle America subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle America was previously known as Oracle USA, Inc., which we refer to as Oracle USA. Effective February 15, 2010, Oracle USA merged with and into Oracle America, with Oracle America surviving the merger. In connection with this merger, Oracle USA assigned its lease at the Property to Oracle America. Oracle America is and Oracle USA was a wholly-owned subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, commencing on December 31, 2011, prior to its scheduled expiration in 2015. In addition to its sublease, Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2016. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property’s rentable space. Except for Oracle America and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

For leases with 10% or more of the rentable square feet of the property, the table below shows the estimated annual gross rent and annualized gross rent per square foot, including estimated expense reimbursement for each lessee, and the percentage of gross annual rental income for the Property. Renewal options for each of these leases are further discussed in “Part I, Item 2. Properties” below. Except for Oracle America and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

		Annualized
		Gross	% of
	Annual	Rent	Gross
	Gross	per	Annual
Tenant	Rental	Square Foot	Rental
Oracle USA	$ 8,298,330	$ 32.98	51%
Ryan	$ 2,891,990	$ 32.38	18%

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

Investment Objectives

The Company’s objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases, (iii) have our rental revenue potentially increase over time if rental rates increase for new leases, subject to the qualification that approximately 52% and 33% of the currently leased rentable space at the Property expires in 2014 and 2015, respectively, which limits the amount of space for which new leases could be executed until that time, (iv) provide increased equity in the Property as a result of appreciation in market value, and (v) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

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

Except for the Permanent Mortgage Loan, which matures on January 1, 2012, we do not intend to borrow any money but have the right to obtain a line of credit as described below. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Permanent Mortgage Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our line of credit will be sufficient to repay the Permanent Mortgage Loan at that time. The Board of Directors of the Company has not yet determined whether it will issue additional shares of Preferred Stock or refinance or sell the Property in connection with the maturity of the Permanent Mortgage Loan, and, because we cannot predict the state of the capital markets during the remainder of 2011, we cannot predict how we will retire the Permanent Mortgage Loan.

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

The documentation evidencing and securing the Permanent Mortgage Loan, which we refer to as the Loan Agreement, includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender, which so long as there is no default, is immediately available to us, and to provide the lender with periodic reporting. The Loan Agreement also includes restrictions on the Company’s ability to incur additional debt without consent of the lender. The Company was in compliance with the Permanent Mortgage Loan covenants as of December 31, 2010.

Revolving Line of Credit

While a line of credit is not expected to be needed, the Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $76,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. However, pursuant to the Permanent Mortgage Loan, we need the consent of Bank of America, N.A. to use the line of credit. As of February 28, 2011, the Company had neither sought nor obtained a revolving line of credit.

Competition

The Property is located in the downtown area of Minneapolis, Minnesota. The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regard to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. Subject to possible extension options, approximately 52% of the rentable space at the Property expires in 2014 and approximately 33% of the rentable space at the Property expires in 2015. Ryan has the right to terminate its lease, commencing on December 31, 2011, prior to its scheduled expiration in 2015. We cannot predict which competitive factors will be relevant to prospective tenants or our Property’s competitive position in the marketplace when those leases expire.

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong. In order to further improve the Property’s position in Minneapolis’ office and retail markets, throughout 2010, management evaluated the Property’s operations for both greater efficiency and for more active and proactive sustainability practices. The Property is Energy Star® certified and, on November 1, 2010, earned LEED® Gold certification from the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance.

Employees

We had no employees as of December 31, 2010.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2010:

Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/10	of Tenants	Name of Major Tenants (1)

50 South Tenth Street	11/08/06	498,768	98.8%	28	Oracle America (2)
Minneapolis , MN 55403					Ryan Companies US, Inc.

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

Tenants

The Property has office and retail space, which collectively was approximately 98.8% leased as of December 31, 2010. There is approximately 449,233 square feet of rentable office space, which was approximately 100% leased as of December 31, 2010, and approximately 36,415 square feet of rentable retail space, which was approximately 84.7% leased as of December 31, 2010 and approximately 13,120 square feet of storage space, which was approximately 97.6% leased as of December 31, 2010. Target and Ryan currently occupy 10% or more of the Property’s space. Oracle USA, Inc., which we refer to as Oracle USA, leases approximately 250,115 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle USA subleases most of its space to Target (approximately 223,846 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle USA is a subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, beginning on December 31, 2011, prior to its scheduled expiration. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2016. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property’s rentable space. Except for Oracle USA and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

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

Additional Operating Data

Additional information regarding the amount of the Property’s annual real estate taxes and insurance can be found in the Statements of Operations that are included with this Form 10-K. Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K.

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

As of February 28, 2011, Franklin Street was the sole holder of record of the Common Stock and there were 634 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on January 9, 2007 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock dividend was declared on December 27, 2006 and was paid in December 2006.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2009	$ 1,225,000
June 30, 2009	1,225,000
September 30, 2009	1,225,000
December 31, 2009	1,225,000

March 31, 2010	$ 1,225,000
June 30, 2010	1,225,000
September 30, 2010	1,225,000
December 31, 2010	1,225,000

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$1,042	21%	$1,323	27%
Return of Capital	3,858	79%	3,577	73%

Total	$4,900	100%	$4,900	100%

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

Franklin Street Properties Corp., which we refer to as Franklin Street, is the sole holder of our one share of common stock, $.01 par value per share, which we refer to as the Common Stock, that is issued and outstanding. Between November 2006 and January 2007, FSP Investments LLC (member FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 700 shares of our preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Since the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or dividend related to the Common Stock.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. Management does not believe that the current state of the U.S. economy has negatively impacted our business at this time. However, management does believe that the current state of the U.S. economy has negatively impacted real estate values, occupancy levels and property income levels in the United States and, as a consequence, is closely monitoring the situation. For the three months ended December 31, 2010, the Class A office market in downtown Minneapolis experienced positive absorbtion for the fourth straight quarter. In addition, for the three months ended December 31, 2010, we believe that vacancy rates decreased slightly and that rental rates were flat compared to the third quarter for office and retail buildings in downtown Minneapolis. These local and national trends may continue, worsen or improve in the future. At this time, we cannot predict the extent or duration of any negative impact that the current state of the U.S. economy will have on our business.

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

The Property has office and retail space, which collectively was approximately 98.8% leased as of December 31, 2010. There is approximately 449,233 square feet of rentable office space, which was approximately 100% leased as of December 31, 2010 and approximately 36,415 square feet of rentable retail space, which was approximately 84.7% leased as of December 31, 2010 and approximately 13,120 square feet of storage space, which was approximately 97.6% leased as of December 31, 2010. Target and Ryan currently occupy 10% or more of the Property’s space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle America subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle America was previously known as Oracle USA, Inc., which we refer to as Oracle USA. Effective February 15, 2010, Oracle USA merged with and into Oracle America, with Oracle America surviving the merger. In connection with this merger, Oracle USA assigned its lease at the Property to Oracle America. Oracle America is and Oracle USA was a wholly-owned subsidiary of Oracle Corporation (NASDAQ: ORCL), which we refer to as Oracle. Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, beginning on December 31, 2011, prior to its scheduled expiration. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2016. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property’s rentable space. Except for Oracle America and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

During the fourth quarter of 2010, management was successful in causing the Company to enter into new retail leases and/or to renew existing retail leases totaling approximately 12,000 square feet. For the remainder of 2011, that leaves only approximately 7,000 square feet of leased space that is scheduled to expire. Management is already in discussions with the applicable tenants regarding this space and is optimistic regarding their probability for renewal. Management, through its local representatives, continues to monitor performance and needs of some of the retail tenants and is working with some of the smaller tenants to identify strategies for improving their visibility in an ongoing effort to enhance the overall performance of the Property’s retail tenants.

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong. In order to further improve the Property’s position in Minneapolis’ office and retail markets, throughout 2010, management evaluated the Property’s operations for both greater efficiency and for more active and proactive sustainability practices. The Property is Energy Star® certified and, on November 1, 2010, earned LEED® Gold certification from the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance.

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

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenue

Total revenue decreased $0.2 million to $16.0 million for the year ended December 31, 2010, as compared to $16.2 million for the year ended December 31, 2009. This decrease was primarily due to a decrease in recovery of expenses of approximately $0.2 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased approximately $0.2 million to $14.9 million for the year ended December 31, 2010, as compared to $15.1 million for the year ended December 31, 2009. The decrease was primarily attributable to a $0.2 million decrease in real estate taxes.

Liquidity and Capital Resources

Cash and cash equivalents decreased approximately $1.0 million to $8.9 million at December 31, 2010, as compared to $9.9 million for the year ended December 31, 2009. Cash provided by operating activities was $4.3 million and was offset by $0.4 million used for investing activities and $4.9 million used for financing activities.

As of December 31, 2010, we have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76.2 million. The Loan is secured by the Property and matures on January 1, 2012. We anticipate that we will replace or refinance the Loan on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Loan on favorable terms, or at all.

Management believes that existing cash and cash equivalents as of December 31, 2010 of $8.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $4.3 million for the year ended December 31, 2010 was primarily attributable to net income of approximately $1.1 million plus non-cash items of $3.7 million, consisting primarily of depreciation and amortization, and was partially offset by uses arising from other current accounts of approximately $0.3 million and payments in deferred leasing costs of $0.2 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2010 of approximately $0.4 million was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of approximately $4.9 million for the year ended December 31, 2010 was primarily attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of December 31, 2010, we had approximately $1.7 million in accrued liabilities and $76.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Cash held in escrow

We also have cash held in escrow of $1.4 million as of December 31, 2010. We are required under our loan documents to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes. Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

Secured Debt

We have a loan agreement, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000. Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum. The Loan is secured by the Property. The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date. Interest expense for the years ended December 31, 2010 and 2009 was $4,085,000 and $4,086,000, respectively.

The Loan agreement includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting. The Loan agreement contains certain restrictions on our ability to incur debt. We were in compliance with the loan covenants as of December 31, 2010 and 2009.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2010 and 2009, management fees paid were $161,000 and $162,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2010 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2011	$ 8,957
2012	7,490
2013	7,421
2014	3,580
2015	1,547
Thereafter	2,441

$ 31,436

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2011 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 62, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 55, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

William W. Gribbell, age 51, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

R. Scott MacPhee, age 53, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 63, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 39, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is a Senior Vice President and the Director of Acquisitions for Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2010 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2011 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

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

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we refer to collectively as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2010 and 2009, management fees paid were $161,000 and $162,000, respectively.

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

Fee Category	2010	2009
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)
Tax fees (3)	$5,250	$5,250
All Other Fees (4)
Total Fees	$69,300	$69,300

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

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2010 and 2009.

(4) The Company was not billed by its independent registered public accounting firm in 2010 or 2009 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 11, 2011 by the undersigned, thereunto duly authorized.

FSP 50 South Tenth Street Corp.

By: /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director (Principal Executive Officer)	March 11, 2011
George J. Carter

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011
Barbara J. Fournier

/s/ R. Scott MacPhee	Director, Executive Vice President	March 11, 2011
R. Scott MacPhee

/s/ William W. Gribbell	Director, Executive Vice President	March 11, 2011
William W. Gribbell

/s/ Janet P. Notopoulos	Director, Vice President	March 11, 2011
Janet P. Notopoulos

/s/ Jeffrey B. Carter	Director, Vice President	March 11, 2011
Jeffrey B. Carter

EXHIBIT INDEX

Exhibit No.	Description

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

FSP 50 South Tenth Street Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP 50 South Tenth Street Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 50 South Tenth Street Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 50 South Tenth Street Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Newton, Massachusetts

March 11, 2011

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2010	2009

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	97,938	97,495
	119,912	119,469
Less accumulated depreciation	10,514	7,941
Real estate investments, net	109,398	111,528

Acquired real estate leases, net of accumulated amortization of $3,034 and $2,744, respectively	2,397	3,179
Acquired favorable real estate leases, net of accumulated amortization of $1,705 and $1,447, respectively	1,226	1,650
Cash and cash equivalents	8,864	9,888
Cash - held in escrow	1,388	1,072
Tenant rent receivable, less allowance for doubtful accounts of $13 and $30, respectively	59	86
Step rent receivable	665	602
Deferred leasing costs, net of accumulated amortization of $51 and $20, respectively	354	196
Deferred financing costs, net of accumulated amortization of $237 and $177, respectively	59	119
Prepaid expenses and other assets	51	28
Total assets	$124,461	$128,348

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,749	$1,666
Tenant security deposits	96	86
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $777 and $593, respectively	666	853
Total liabilities	78,711	78,805

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 shares issued and outstanding
at December 31, 2010 and 2009, aggregate
liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Retained earnings (deficit) and distributions in excess of earnings	(18,474)	(14,681)
Total Stockholders’ Equity	45,750	49,543

Total Liabilities and Stockholders’ Equity	$124,461	$128,348
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2010	2009

Revenues:
Rental	$15,963	$16,237

Total revenue	15,963	16,237

Expenses:

Rental operating expenses	4,355	4,218
Real estate taxes and insurance	3,000	3,210
Depreciation and amortization	3,386	3,510
Interest expense	4,145	4,145

Total expenses	14,886	15,083

Net income before interest income	1,077	1,154

Interest income	30	39

Net income attributable to preferred stockholders	$1,107	$1,193

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income per preferred share, basic and diluted	$1,581	$1,704
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2009 and 2010

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit) and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2009	$—	$—	$64,224	$(10,974)	$53,250

Distributions - preferred stockholders
or $7,000 per preferred share	—	—	—	(4,900)	(4,900)

Net income	—	—	—	1,193	1,193

Balance, December 31, 2009	—	—	64,224	(14,681)	49,543

Distributions - preferred stockholders
or $7,000 per preferred share	—	—	—	(4,900)	(4,900)

Net income	—	—	—	1,107	1,107

Balance, December 31, 2010	$—	$—	$64,224	$(18,474)	$45,750

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$1,107	$1,193
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,446	3,569
Amortization of favorable real estate leases	424	461
Amortization of unfavorable real estate leases	(187)	(197)
Increase (decrease) in bad debt reserve	(17)	30
Changes in operating assets and liabilities:
Cash - held in escrow	(316)	(95)
Tenant rent receivable	44	(7)
Step rent receivable	(63)	(96)
Prepaid expenses and other assets	(23)	(9)
Accounts payable and accrued expenses	74	284
Tenant security deposits	10	50
Payment of deferred leasing costs	(189)	(174)

Net cash provided by operating activities	4,310	5,009
Cash flows from investing activities:
Purchase of real estate assets	(434)	(95)

Net cash used for investing activities	(434)	(95)
Cash flows from financing activities:
Distributions to stockholders	(4,900)	(4,900)
Net cash used for financing activities	(4,900)	(4,900)
Net increase (decrease) in cash and cash equivalents	(1,024)	14
Cash and cash equivalents, beginning of year	9,888	9,874
Cash and cash equivalents, end of year	$8,864	$9,888
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,085	$4,086

Disclosure of non-cash operating activities:
Accrued costs for purchase of real estate assets	$9	$—

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2010 and 2009, no impairment charges were recorded.

Depreciation expense of $2,573,000 and $2,519,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $782,000 and $976,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $6,447,000. Detail of the acquired real estate leases are as follows:

	December 31,
(in thousands)	2010	2009
Cost	$5,431	$5,923
Accumulated amortization	(3,034)	(2,744)
Book value	$2,397	$3,179

The estimated annual amortization expense for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$ 703
2012	$ 636
2013	$ 636
2014	$ 311
2015	$ 111

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $424,000 and $461,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $3,198,000. Detail of the acquired favorable real estate leases are as follows:

	December 31,
(in thousands)	2010	2009
Cost	$2,931	$3,097
Accumulated amortization	(1,705)	(1,447)
Book value	$1,226	$1,650

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization expense for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$ 401
2012	$ 346
2013	$ 346
2014	$ 116
2015	$ 17

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time of property acquisition. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $187,000 and $197,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $1,482,000. Detail of the acquired unfavorable real estate leases are as follows:

	December 31,
(in thousands)	2010	2009
Cost	$1,443	$1,446
Accumulated amortization	(777)	(593)
Book value	$666	$853

The estimated annual amortization expense for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$ 175
2012	$ 140
2013	$ 140
2014	$ 140
2015	$ 71

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $7,193,000 and $7,799,000 at December 31, 2010 and 2009, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

CASH - HELD IN ESCROW

The Company is required under its loan documents to make monthly deposits into a pledge account for real estate taxes. The amount held in escrow for real estate taxes was $1,388,000 and $1,072,000 as of December 31, 2010 and 2009, respectively.

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

For the years ended December 31, 2010 and 2009, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31:

	2010	2009
Oracle America	51%	51%
Ryan Companies	18%	18%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, cash-held in escrow, and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $665,000 and $602,000 at December 31, 2010 and 2009, respectively.

TENANT RENT RECEIVABLE

Tenant rent and other receivables are reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. Management monitors outstanding balances and relationships and concluded that an allowance of $13,000 and $30,000 as of December 31, 2010 and 2009, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Deferred leasing costs of $189,000 and $174,000 were incurred during the years ended December 31, 2010 and 2009, respectively. Amortization expense was $31,000 and $15,000 for the years ended December 31, 2010 and 2009, respectively.

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

	Year Ended December 31,
(in thousands)	2010	2009
Income from leases	$9,181	$9,179
Straight-line rent adjustment	63	96
Reimbursable expenses	6,956	7,226
Amortization of favorable leases	(424)	(461)
Amortization of unfavorable leases	187	197

Total	$15,963	$16,237

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2010 or 2009. Subsequent to the completion of the offering shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements, for potential recognition or disclosure.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

3.     Loan Payable

The Company has a loan agreement (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000. Loan payments are interest-only until the Loan matures and bears interest at the fixed rate of 5.287% per annum. The Loan is secured by the Property. The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date. Interest expense for the years ended December 31, 2010 and 2009 was $4,085,000 and $4,086,000, respectively.

The Loan includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting. The Loan has certain restrictions on the Company’s ability to incur debt. The Company was in compliance with all loan covenants as of December 31, 2010 and 2009.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company files income tax returns in the U.S. federal jurisdiction and the State of Minnesota jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2007 and thereafter.

For the period ended December 31, 2006, the Company incurred a net operating loss for income tax purposes of approximately $4,166,000 that can be carried forward until it expires in the year 2026.

At December 31, 2010, the Company’s net tax basis of its real estate assets was $112,990,000.

The following schedule reconciles net income to taxable income subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2010	2009

Net income	$1,107	$1,193

Add: Book depreciation and amortization	3,446	3,569
Amortization of favorable real estate leases	424	461
Deferred rent	(8)	29
Bad debt expenses	(17)	30
Less: Tax depreciation and amortization	(3,759)	(3,733)
Amortization of unfavorable real estate leases	(187)	(197)
Straight-line rents	(63)	(96)
Taxable income	$943	$1,256

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

4.     Income Taxes (continued)

The following schedule summarizes the tax components of the distributions paid for the year ended December 31,:

(dollars in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$1,042	21%	$1,323	27%
Return of Capital	3,858	79%	3,577	73%
Total	$4,900	100%	$4,900	100%

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

6.     Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2010 and 2009, management fees paid were $161,000 and $162,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

7.     Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2011	$ 8,957
	2012	7,490
	2013	7,421
	2014	3,580
	2015	1,547
	Thereafter	2,441

		$ 31,436

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on November 8, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

8.     Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2010 and 2009, the Company owned and operated a twelve-story multi-tenant office and retail building in that one segment.

9.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2010	2009

Deferred rental income	$969	$991
Accrued operating expenses	241	223
Due to tenants	394	290
Accounts payable and other accrued expenses	145	162
Total	$1,749	$1,666

10.     Subsequent Event

On January 26, 2011, the Board of Directors of the Company declared a cash distribution of $1,225,000 payable on March 1, 2011 to stockholders of record on February 9, 2011.

SCHEDULE III

FSP 50 South Tenth Street Corp.

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
50 South Tenth Street, Minneapolis, MN	$76,200	$21,974	$97,321	$617	$21,974	$97,938	$119,912	$10,514	$109,398	5-39	2006

(1)     The aggregate cost for Federal Income Tax purposes is $128,074.

FSP 50 South Tenth Street Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2010	2009

Real estate investments, at cost:
Balance, beginning of year	$119,469	$119,374
Improvements	443	95

Balance, end of year	$119,912	$119,469

Accumulated depreciation:
Balance, beginning of year	$7,941	$5,422
Depreciation	2,573	2,519

Balance, end of year	$10,514	$7,941

