Form 10-Q
period 2011-09-30
FSP 50 South Tenth Street Corp
filed 2011-11-10
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of October 31, 2011.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

September 30, 2011

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2

		Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	3

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Removed and Reserved	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2011	December 31, 2010

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Building and improvements	98,144	97,938
	120,118	119,912
Less accumulated depreciation	12,461	10,514
Real estate investments, net	107,657	109,398

Acquired real estate leases, net of accumulated amortization of $3,483 and $3,034, respectively	1,859	2,397
Acquired favorable real estate leases, net of accumulated amortization of $2,009 and $1,705, respectively	919	1,226
Cash and cash equivalents	8,176	8,864
Cash - held in escrow	2,294	1,388
Tenant rent receivable, less allowance
for doubtful accounts of $52 and $13, respectively	81	59
Step rent receivable	799	665
Deferred leasing costs, net of accumulated amortization of $106 and $51, respectively	310	354
Deferred financing costs, net of accumulated amortization of $281 and $237, respectively	15	59
Prepaid expenses and other assets	88	51
Total assets	$122,198	$124,461

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,468	$1,749
Tenant security deposits	96	96
Loan payable	76,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $730 and $777, respectively	527	666
Total liabilities	79,291	78,711

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding at September 30, 2011
and December 31, 2010, aggregate liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Retained earnings and distributions in excess of earnings	(21,317)	(18,474)
Total Stockholders’ Equity	42,907	45,750

Total Liabilities and Stockholders’ Equity	$122,198	$124,461

See accompanying notes to consolidated financial statements

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2011	2010	2011	2010

Revenues:
Rental	$4,051	$4,027	$11,844	$11,917

Total revenue	4,051	4,027	11,844	11,917

Expenses:

Rental operating expenses	1,184	1,109	3,267	3,234
Real estate taxes and insurance	695	748	2,090	2,247
Depreciation and amortization	854	848	2,565	2,538
Interest expense	1,044	1,045	3,099	3,100

Total expenses	3,777	3,750	11,021	11,119

Income before interest income	274	277	823	798

Interest income	4	8	9	25

Net income attributable to preferred stockholders	$278	$285	$832	$823

Weighted average number of preferred shares outstanding,
basic and diluted	700	700	700	700

Net income per preferred share, basic and diluted	$397	$407	$1,189	$1,176

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income	$832	$823
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,609	2,583
Amortization of favorable real estate leases	307	321
Amortization of unfavorable real estate leases	(139)	(140)
Increase in bad debt reserve	39	—
Changes in operating assets and liabilities:
Cash - held in escrow	(906)	(972)
Tenant rent receivable	(61)	(32)
Step rent receivable	(134)	(52)
Prepaid expenses and other assets	(37)	(44)
Accounts payable and accrued expenses	720	(109)
Payment of deferred leasing costs	(11)	(150)

Net cash provided by operating activities	3,219	2,228
Cash flows from investing activities:
Purchase of real estate assets	(232)	(411)

Net cash used for investing activities	(232)	(411)
Cash flows from financing activities:
Distributions to stockholders	(3,675)	(3,675)

Net cash used for financing activities	(3,675)	(3,675)

Net decrease in cash and cash equivalents	(688)	(1,858)

Cash and cash equivalents, beginning of period	8,864	9,888

Cash and cash equivalents, end of period	$8,176	$8,030

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,055	$3,055

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$8	$9

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2011 and December 31, 2010, no impairment charges were recorded.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and State of Minnesota jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2008 and thereafter.

3.  Loan Payable

The Company has a loan (the “Loan”) outstanding with Bank of America, N.A. in the amount of $76,200,000. Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum. The Loan is secured by a mortgage on the Property. The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date. Interest expense paid for the nine months ended September 30, 2011 and 2010 was $3,055,000.

The Loan includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that the Company deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting. The Loan has certain restrictions on the Company’s ability to incur debt. The Company was in compliance with the loan covenants as of September 30, 2011 and December 31, 2010.

4.  Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2011 and 2010, management fees paid were $117,000 and $120,000, respectively.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2011 and 2010.

6.  Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

7.  Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2011	$1,750	$1,225,000
Second quarter of 2011	$1,750	$1,225,000
Third quarter of 2011	$1,750	$1,225,000

First quarter of 2010	$1,750	$1,225,000
Second quarter of 2010	$1,750	$1,225,000
Third quarter of 2010	$1,750	$1,225,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, geopolitical events, economic conditions globally, in the United States and in the market where we own the Property, disruptions in the debt markets, the Company’s ability to refinance the Loan, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the lingering effect from the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations. Management does not believe that this period of limited economic growth has negatively impacted our business at this time. However, management does believe that this period of limited economic growth has negatively impacted real estate values, occupancy levels and property income levels in the United States and, as a consequence, is closely monitoring the situation. During the three months ended September 30, 2011, we believe that vacancy rates decreased slightly and that asking rental rates held steady for Class A office and retail buildings in downtown Minneapolis. These local and national trends may continue, worsen or improve in the future. At this time, we cannot predict the extent or duration of any negative impact on our business.

Real Estate Operations

We own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 rentable square feet located in downtown Minneapolis, Minnesota. The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations. The Property is located directly across the street from the designated world headquarters of Target Corporation (NYSE:TGT), which we refer to as Target, and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis. The Property also has lower level retail space and is part of a larger development that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, our Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system.

The Property primarily has office and retail space, which collectively was approximately 98.6% occupied as of September 30, 2011. There is approximately 449,233 square feet of rentable office space, which was 100% occupied as of September 30, 2011 and approximately 36,415 square feet of rentable retail space, which was approximately 81.6% occupied as of September 30, 2011 and approximately 13,120 square feet of storage space, which was approximately 97.6% occupied as of September 30, 2011. Target and Ryan currently occupy 10% or more of the Property’s space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle America subleases its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant. Oracle America was previously known as Oracle USA, Inc., which we refer to as Oracle USA. Effective February 15, 2010, Oracle USA merged with and into Oracle America, with Oracle America surviving the merger. In connection with this merger, Oracle USA assigned its lease at the Property to Oracle America. Oracle America is and Oracle USA was a wholly-owned subsidiary of Oracle Corporation (NASDAQ: ORCL). Ryan leases approximately 86,381 square feet through July 2015, subject to Ryan’s right to terminate the lease, beginning on December 31, 2011, prior to its scheduled expiration. Target directly leases approximately 43,506 square feet through June 2015 and approximately 1,024 square feet through October 2011. Including subleased space, Target occupies approximately 54% of the Property's rentable space. Ryan occupies approximately 18% of the Property’s rentable space. Except for Oracle America and Ryan, none of the Property’s additional office and retail tenants with direct leases currently occupies 10% or more of the Property’s space.

Management is in discussions with Target regarding an extension of its lease at the Property.

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

Secured Debt

As of September 30, 2011, we have a loan, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76.2 million. Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum. The Loan is secured by the Property and matures on January 1, 2012. Management has been actively working on a number of potential options and anticipates that we will replace or refinance the Loan on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Loan on favorable terms, or at all. Management believes that Target’s relatively near-term sublease (March 2014) and lease (June 2015) expirations may limit our options for a potentially longer-term refinancing of the Loan.

Dividends

In light of the imminent maturity of the Loan and our ongoing lease extension discussions with Target, we believe that it is prudent for the Company to build reserves for refinancing and for potential future leasing costs. Accordingly, the Company’s board of directors has recently decided to suspend dividend distributions until such time that the Property’s long-term financial future becomes clearer. However, the Company will distribute the minimum that it believes is required to maintain its qualification as a REIT.

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

Results of Operations

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010.

Revenue

Total revenue increased by $0.1 million to $4.1 million for the three months ended September 30, 2011, as compared to $4.0 million for the three months ended September 30, 2010. This increase was primarily attributable to increase in recoverable rent revenue. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses remained relatively unchanged at $3.8 million for the three months ended September 30, 2011, and ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Revenue

Total revenue decreased by $0.1 million to $11.8 million for the nine months ended September 30, 2011, as compared to $11.9 million for the nine months ended September 30, 2010. This decrease was primarily attributable to decrease in recoverable rent revenue. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased $0.1 million to $11.0 million for the nine months ended September 30, 2011, as compared to $11.1 million for the nine months ended September 30, 2010. This decrease was primarily attributable to a decrease of $0.1 million in real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $8.2 million and $8.9 million at September 30, 2011 and December 31, 2010, respectively. The $0.7 million decrease for the nine months ended September 30, 2011 is primarily attributable to $0.2 million used for investing activities and $3.7 million used for financing activities and is partially offset by $3.2 million provided by operating activities.

As of September 30, 2011, we have a loan, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76.2 million. Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum. The Loan is secured by the Property and matures on January 1, 2012. Management has been actively working on a number of potential options and anticipates that we will replace or refinance the Loan on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Loan on favorable terms, or at all. Management believes that Target’s relatively near-term sublease (March 2014) and lease (June 2015) expirations may limit our options for a potentially longer-term refinancing of the Loan.

Management believes that existing cash and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $3.2 million for the nine months ended September 30, 2011 is primarily attributable to net income of approximately $0.8 million plus the add-back of $2.8 million of depreciation and amortization, which was partially offset by uses arising from other current accounts of approximately $0.4 million.

Investing Activities

Cash used for investing activities of approximately $0.2 million for the nine months ended September 30, 2011 was for capital expenditures.

Financing Activities

The cash used for financing activities of $3.7 million for the nine months ended September 30, 2011 is attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of September 30, 2011, we had approximately $2.5 million in accrued liabilities, and $76.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Cash Held in Escrow

We also have cash held in escrow of $2.3 million as of September 30, 2011. We are required under our loan documents with Bank of America, N.A. to make monthly deposits into a pledge account for real estate taxes, which is used to make periodic payments of those taxes. Increases and decreases to the cash held in escrow are a result of the timing of monthly deposits and payment of periodic real estate tax assessments.

Secured Debt

We have a loan, which we refer to as the Loan, outstanding with Bank of America, N.A. in the amount of $76,200,000. Loan payments are interest-only until the Loan matures and bear interest at the fixed rate of 5.287% per annum. The Loan is secured by a mortgage on the Property. The Loan was entered into on December 21, 2006 and matures on January 1, 2012, with the entire principal balance due on that date. Interest expense paid for the nine months ended September 30, 2011 and 2010 was $3,055,000.

The Loan includes restrictions on property liens and requires compliance with various financial covenants. Financial covenants include the requirement that we deposit all rents or other revenue from the Property to a lockbox account with the lender and provide periodic reporting. The Loan has certain restrictions on our ability to incur debt. We were in compliance with the loan covenants as of September 30, 2011 and December 31, 2010.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2011 and 2010, management fees paid were $117,000 and $120,000, respectively.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

If we are unable to refinance the Loan at maturity or meet our payment obligations, such events would constitute a default under the Loan and would have a material adverse affect on the Company and its stockholders.

There can be no assurance that we will be able to refinance the Loan upon its maturity on January 1, 2012, that any such refinancing would be on terms as favorable as the terms of the Loan, or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on the Loan. If we are unable to refinance the Loan at maturity or meet our payment obligations, such events would constitute a default under the Loan and would have a material adverse affect on the Company and its stockholders.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: November 10, 2011	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 10, 2011	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

