Form 10-K
period 2011-12-31
FSP 50 South Tenth Street Corp
filed 2012-03-09
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒.

As of June 30, 2011, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 700, each as of February 29, 2012.

Documents incorporated by reference: None.

Item 1.    Business

History

Our company, FSP 50 South Tenth Street Corp., which individually or together with its subsidiary, we refer to as the “Company”, “we” or “our”, is a Delaware corporation formed to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 square feet of rentable space located in downtown Minneapolis, Minnesota, which we refer to as the Property. The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest. Although Franklin Street has sponsored the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company. Please see “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Property management services are provided by a third party.

FSP 50 South Tenth Street LLC, a wholly-owned subsidiary of the Company, leases a portion of the Property from the Company and is the lessor for tenants occupying the portion of the Property controlled by a master lease. This arrangement has no economic effect on the Company's operations and exists only because the Company acquired the Property with a master lease in place.

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

The Property also has street level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager and is a tenant of ours at the Property. For the year ended December 31, 2011, total expenses allocable to the three owners pursuant to the REOA were $0.7 million, of which $330,000 or 47.3% was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of December 31, 2011. There is approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases a portion (approximately 215,838 RSF) of its office space to Target and the balance (approximately 26,269 RSF) to another tenant. Ryan leases approximately 86,381 RSF of office space through March 31, 2012. In addition, Target directly leases approximately 43,506 RSF of office space through June 30, 2015.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease becomes part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of space contains an aggregate of 189,889 RSF and will become part of the leased premises pursuant to the following put arrangement:

Floor:	Put Premises RSF:	Space Components:	Put Premises Commencement Dates:
Floor 4	14,506 RSF	Suite 440 and 450	April 1, 2012
Floor 3	71,875 RSF	Suite 300	April 1, 2012
Floor 5	26,269 RSF	Suite 500	April 1, 2014
Floor 5	16,707 RSF	Suites 570, 560, 530 and 520	May 1, 2016
Floor 4	17,550 RSF	Suites 490, 470 and 460	July 1, 2016
Floor 6	26,911 RSF	Suites 680, 660, 620, 600 and 670	January 1, 2017
Floor 6	16,071 RSF	Suites 610, 640 and 650	March 1, 2017
Total:	189,889 RSF

Target also has the right to extend the term of the Target Lease beyond March 31, 2030 for a minimum of 225,000 RSF for two consecutive additional periods of five years each at prevailing market rental rates upon delivery of prior written notice and satisfaction of certain other customary conditions.

Rent is comprised of base rent and Target’s share of basic operating costs. Base rent increases each year. There is no “free-rent” or reduced rent period. In lieu of any further tenant improvement allowance, abatement of rent or any other lease concessions, the Company was required to pay Target a tenant incentive payment in the amount of $23,950,000. In addition, the Company was required to pay brokerage fees relating to the consummation of the Target Lease in the amount of $6,688,000.

On February 29, 2012, the Company and Ryan entered into a Lease Termination Agreement, which we refer to as the Lease Termination Agreement, whereby the parties agreed to terminate Ryan’s lease with the Company effective March 31, 2012. Effective April 1, 2012, Target will directly lease 100% of Ryan’s former space at the Property pursuant to the above-described put arrangement. Prior to execution of the Lease Termination Agreement, Ryan’s lease at the Property had been scheduled to terminate on July 31, 2015.

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

Investment Objectives

The Company’s objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases, (iii) have our rental revenue potentially increase over time if rental rates increase for new leases,, (iv) provide increased equity in the Property as a result of appreciation in market value, and (v) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

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

Except for a possible permanent refinancing of the Bridge Loan (as defined below), which matures on December 31, 2013, we do not intend to borrow any money but have the right to obtain a line of credit as described below. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Bridge Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our line of credit will be sufficient to repay the Bridge Loan at that time. In light of the Target Lease, we believe that our financial options could be numerous and intend to explore and consider permanent mortgage refinancing of the Bridge Loan and/or a possible sale of the Property. Of course, any sale of the Property would be subject to a number of conditions, including approval by our directors and a majority of the holders of Preferred Stock.

BofA Loan

The Property was subject to a $76,200,000 mortgage loan (the “BofA Loan”) with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the years ended December 31, 2011 and 2010 was $4,085,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

Bridge Loan

On December 29, 2011, the Company executed and delivered a promissory note to Franklin Street that evidences a loan for up to $106,200,000 (the “Bridge Loan”). The Bridge Loan includes a term loan component (the “Term Loan Component”) in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay the BofA Loan in full. The Company paid Franklin Street a Term Loan Component fee in the amount of $762,000, on December 29, 2011. The Bridge Loan also includes a revolving line of credit component that shall not at any time exceed $30,000,000 (the “Revolving Line Component”). The proceeds of the Revolving Line Component of the Bridge Loan are to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. The Company is required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2011, no revolving advances had been made. Accordingly, as of December 31, 2011, the outstanding principal balance of the Bridge Loan was $76,200,000. On March 2, 2012, the Company requested a revolving advance in the amount of $30,000,000 for leasing costs relating to the Target Lease. Accordingly, as of March 5, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000.

The Company is obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company shall pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2011 was $41,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with Bridge Loan covenants as of December 31, 2011.

Revolving Line of Credit

While a line of credit is not expected to be needed, the Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $76,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of February 29, 2012, the Company had neither sought nor obtained a revolving line of credit.

Competition

The Property is located in the downtown area of Minneapolis, Minnesota. The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regard to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is not currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. We cannot predict which competitive factors will be relevant to prospective future tenants at this time.

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong. In order to further improve the Property’s position in Minneapolis’ office and retail markets, management evaluated the Property’s operations for both greater efficiency and for more active and proactive sustainability practices. The Property is Energy Star® certified and, on November 1, 2010, earned LEED® Gold certification from the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance.

Employees

We had no employees as of December 31, 2011.

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

Item 1A.    Risk Factors

Not applicable.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Set forth below is information regarding the Property as of December 31, 2011 and such other date(s) as may be specified:

Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/11	of Tenants	Name of Major Tenants (1)

50 South Tenth Street	11/08/06	498,768	98.8%	28	Oracle America (2)
Minneapolis, MN 55403					Ryan Companies US, Inc.

1.	Excludes subtenants.
2.	Oracle America leases approximately 250,115 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle America subleases most of its space to Target (approximately 215,838 square feet) and the balance (approximately 26,269 square feet) to another tenant.

We acquired the Property on November 8, 2006. In the opinion of our management, the Property is adequately covered by insurance. The Property is currently encumbered by the Bridge Loan described above in “Item 1. Business – Bridge Loan.” Other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations, there are no present plans for the improvement or development of any portion of the Property. Below is certain information with respect to the Property’s significant tenants and leases.

The Property was completed in 2001 and is leased to a diverse group of office and retail tenants with staggered lease expirations. The Property is located directly across the street from the designated world headquarters of Target Corporation (“Target”) (NYSE: TGT) and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.

The Property also has street level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc. (“Ryan”). The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager and is a tenant of ours at the Property. For the year ended December 31, 2011, total expenses allocable to the three owners pursuant to the REOA were $0.7 million, of which $330,000 or 47.3% was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of December 31, 2011. There is approximately 449,233 rentable square feet (“RSF”) of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc. (“Oracle America”) leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases a portion (approximately 215,838 RSF) of its office space to Target and the balance (approximately 26,269 RSF) to another tenant. Ryan leases approximately 86,381 RSF of office space through March 31, 2012. In addition, Target directly leases approximately 43,506 RSF of office space through June 30, 2015.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement (the “Target Lease”) whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease becomes part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of space contains an aggregate of 189,889 RSF and will become part of the leased premises pursuant to the following put arrangement:

Floor:	Put Premises RSF:	Space Components:	Put Premises Commencement Dates:
Floor 4	14,506 RSF	Suite 440 and 450	April 1, 2012
Floor 3	71,875 RSF	Suite 300	April 1, 2012
Floor 5	26,269 RSF	Suite 500	April 1, 2014
Floor 5	16,707 RSF	Suites 570, 560, 530 and 520	May 1, 2016
Floor 4	17,550 RSF	Suites 490, 470 and 460	July 1, 2016
Floor 6	26,911 RSF	Suites 680, 660, 620, 600 and 670	January 1, 2017
Floor 6	16,071 RSF	Suites 610, 640 and 650	March 1, 2017
Total:	189,889 RSF

Target also has the right to extend the term of the Target Lease beyond March 31, 2030 for a minimum of 225,000 RSF for two consecutive additional periods of five years each at prevailing market rental rates upon delivery of prior written notice and satisfaction of certain other customary conditions.

Rent is comprised of base rent and Target’s share of basic operating costs. Base rent increases each year. There is no “free-rent” or reduced rent period. In lieu of any further tenant improvement allowance, abatement of rent or any other lease concessions, the Company was required to pay Target a tenant incentive payment in the amount of $23,950,000. In addition, the Company was required to pay brokerage fees relating to the consummation of the Target Lease in the amount of $6,688,000.

On February 29, 2012, the Company and Ryan entered into a Lease Termination Agreement (the “Lease Termination Agreement”) whereby the parties agreed to terminate Ryan’s lease with the Company effective March 31, 2012. Effective April 1, 2012, Target will directly lease 100% of Ryan’s former space at the Property pursuant to the above-described put arrangement. Prior to execution of the Lease Termination Agreement, Ryan’s lease at the Property had been scheduled to terminate on July 31, 2015.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 29, 2012, Franklin Street was the sole holder of record of the Common Stock and there were 634 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on January 9, 2007 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock dividend was declared on December 27, 2006 and was paid in December 2006.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2010	$1,225,000
June 30, 2010	1,225,000
September 30, 2010	1,225,000
December 31, 2010	1,225,000

March 31, 2011	$1,225,000
June 30, 2011	1,225,000
September 30, 2011	1,225,000
December 31, 2011	-

 The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2011		2010
	Preferred	%	Preferred	%
Ordinary income	$904	25%	$1,042	21%
Return of Capital	2,771	75%	3,858	79%

Total	$3,675	100%	$4,900	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations and regulatory uncertainty, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact current or future economic factors will have on our business.

Real Estate Operations

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

The Property also has street level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager and is a tenant of ours at the Property. For the year ended December 31, 2011, total expenses allocable to the three owners pursuant to the REOA were $0.7 million, of which $330,000 or 47.3% was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of December 31, 2011. There is approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases a portion (approximately 215,838 RSF) of its office space to Target and the balance (approximately 26,269 RSF) to another tenant. Ryan leases approximately 86,381 RSF of office space through March 31, 2012. In addition, Target directly leases approximately 43,506 RSF of office space through June 30, 2015.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease becomes part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of space contains an aggregate of 189,889 RSF and will become part of the leased premises pursuant to the following put arrangement:

Floor:	Put Premises RSF:	Space Components:	Put Premises Commencement Dates:
Floor 4	14,506 RSF	Suite 440 and 450	April 1, 2012
Floor 3	71,875 RSF	Suite 300	April 1, 2012
Floor 5	26,269 RSF	Suite 500	April 1, 2014
Floor 5	16,707 RSF	Suites 570, 560, 530 and 520	May 1, 2016
Floor 4	17,550 RSF	Suites 490, 470 and 460	July 1, 2016
Floor 6	26,911 RSF	Suites 680, 660, 620, 600 and 670	January 1, 2017
Floor 6	16,071 RSF	Suites 610, 640 and 650	March 1, 2017
Total:	189,889 RSF

Target also has the right to extend the term of the Target Lease beyond March 31, 2030 for a minimum of 225,000 RSF for two consecutive additional periods of five years each at prevailing market rental rates upon delivery of prior written notice and satisfaction of certain other customary conditions.

Rent is comprised of base rent and Target’s share of basic operating costs. Base rent increases each year. There is no “free-rent” or reduced rent period. In lieu of any further tenant improvement allowance, abatement of rent or any other lease concessions, the Company was required to pay Target a tenant incentive payment in the amount of $23,950,000. In addition, the Company was required to pay brokerage fees relating to the consummation of the Target Lease in the amount of $6,688,000.

On February 29, 2012, the Company and Ryan entered into a Lease Termination Agreement, which we refer to as the Lease Termination Agreement, whereby the parties agreed to terminate Ryan’s lease with the Company effective March 31, 2012. Effective April 1, 2012, Target will directly lease 100% of Ryan’s former space at the Property pursuant to the above-described put arrangement. Prior to execution of the Lease Termination Agreement, Ryan’s lease at the Property had been scheduled to terminate on July 31, 2015.

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong. In order to further improve the Property’s position in Minneapolis’ office and retail markets, throughout 2011, management evaluated the Property’s operations for both greater efficiency and for more active and proactive sustainability practices. The Property is Energy Star® certified and, on November 1, 2010, earned LEED® Gold certification from the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance.

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

Possible Future Capital Transaction

Except for a possible permanent refinancing of the Bridge Loan, which matures on December 31, 2013, we do not intend to borrow any money but have the right to obtain a line of credit. Please see “Part I, Item 1. Business – Revolving Line of Credit”. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Bridge Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our line of credit will be sufficient to repay the Bridge Loan at that time. In light of the Target Lease, we believe that our financial options could be numerous and intend to explore and consider permanent mortgage refinancing of the Bridge Loan and/or a possible sale of the Property. Of course, any sale of the Property would be subject to a number of conditions, including approval by our directors and a majority of the holders of Preferred Stock.

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

Lease Classification

Each time we enter into a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a capital lease or as an operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenue

Total revenue decreased $0.1 million to $15.9 million for the year ended December 31, 2011, as compared to $16.0 million for the year ended December 31, 2010. This decrease was primarily due to a decrease in recovery of expenses of approximately $0.1 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased approximately $0.1 million to $14.8 million for the year ended December 31, 2011, as compared to $14.9 million for the year ended December 31, 2010. The decrease was primarily attributable to a $0.2 million decrease in real estate taxes which was offset by the $0.1 million increase in rental operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents increased approximately $0.7 million to $9.6 million at December 31, 2011, as compared to $8.9 million for the year ended December 31, 2010. Cash provided by operating activities was $5.8 million and was offset by $0.4 million used for investing activities and $4.7 million used for financing activities.

As of December 31, 2011, the Bridge Loan (as defined below) was outstanding in the principal amount of $76.2 million.

Management believes that existing cash and cash equivalents as of December 31, 2011 of $9.6 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $5.8 million for the year ended December 31, 2011 was primarily attributable to net income of approximately $1.1 million plus non-cash items of $3.7 million, consisting primarily of depreciation and amortization, and a decrease in other current accounts of approximately $1.0 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2011 of approximately $0.4 million was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of approximately $4.7 million for the year ended December 31, 2011 was primarily attributable to $3.7 million distributions to stockholders, $1.0 million payments of deferred financing costs and $76.2 million principal payments on long-term debt, which was partially offset by the $76.2 million proceeds from the long-term debt – affiliate.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of December 31, 2011, we had approximately $1.5 million in accrued liabilities and $76.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Secured Debt

The Property was subject to a $76,200,000 mortgage loan, which we refer to as the BofA Loan, with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the years ended December 31, 2011 and 2010 was $4,085,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

On December 29, 2011, we executed and delivered a promissory note to Franklin Street that evidences a loan for up to $106,200,000, which we refer to as the Bridge Loan. The Bridge Loan includes a term loan component, which we refer to as the Term Loan Component, in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay the BofA Loan in full. We paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also includes a revolving line of credit component that shall not at any time exceed $30,000,000, which we refer to as the Revolving Line Component. The proceeds of the Revolving Line Component of the Bridge Loan are to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between us and Franklin Street. Pursuant to the loan agreement, we may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. We are required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2011, no revolving advances had been made. Accordingly, as of December 31, 2011, the outstanding principal balance of the Bridge Loan was $76,200,000. On March 2, 2012, we requested a revolving advance in the amount of $30,000,000 for leasing costs relating to the Target Lease. Accordingly, as of March 5, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000.

We are obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, we are required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2011 was $41,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from us in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from us in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from us in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of December 31, 2011.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2011 and 2010, management fees paid were $158,000 and $161,000, respectively.

On December 29, 2011, we executed and delivered a promissory note to Franklin Street that evidences a loan for up to $106,200,000, which we refer to as the Bridge Loan. The Bridge Loan includes a term loan component, which we refer to as the Term Loan Component, in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay the BofA Loan in full. We paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also includes a revolving line of credit component that shall not at any time exceed $30,000,000, which we refer to as the Revolving Line Component. The proceeds of the Revolving Line Component of the Bridge Loan are to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee paid to Franklin Street, were $1,084,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $0 is included in interest expense in the Company’s Statement of Operations for the year ended December 31, 2011.

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between us and Franklin Street. Pursuant to the loan agreement, we may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. We are required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2011, no revolving advances had been made. Accordingly, as of December 31, 2011, the outstanding principal balance of the Bridge Loan was $76,200,000. On March 2, 2012, we requested a revolving advance in the amount of $30,000,000 for leasing costs relating to the Target Lease. Accordingly, as of March 5, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000.

We are obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, we are required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2011 was $41,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from us in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from us in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from us in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of December 31, 2011.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2011 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2012	$7,643
2013	7,629
2014	3,747
2015	1,845
2016	1,077
Thereafter	2,346

$24,287

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 29, 2012 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 63, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 56, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 64, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 40, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal. Each of the above persons has been associated with us in the positions described above since our inception in 2006. Each of them is an employee of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

Each of our directors also serve as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP Galleria North Corp., FSP Phoenix Tower Corp. and FSP 303 East Wacker Drive Corp., each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2011 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 29, 2012 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Jeffrey B. Carter(2)	-	0%

All Directors and Executive Officers as a Group (consisting of 4 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Jeffrey B. Carter(2)	-	0%

All Directors and Executive Officers as a Group (consisting of 4 persons) (2)	-	0%

(1)         The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.

(2)         Each of the Executive Officers is employed by Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

George J. Carter, Barbara J. Fournier, Janet P. Notopoulos and Jeffrey B. Carter, each of whom is an executive officer and a director of the Company, are executive officers of Franklin Street Properties Corp. (“Franklin Street”) and, except for Jeffrey B. Carter, are directors of Franklin Street. Jeffrey B. Carter is George J. Carter’s son. None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2011 and 2010, management fees paid were $158,000 and $161,000, respectively.

On December 29, 2011, the Company executed and delivered a promissory note to Franklin Street that evidences a loan for up to $106,200,000 (the “Bridge Loan”). The Bridge Loan includes a term loan component (the “Term Loan Component”) in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay the BofA Loan in full. The Company paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also includes a revolving line of credit component that shall not at any time exceed $30,000,000.00 (the “Revolving Line Component”). The proceeds of the Revolving Line Component of the Bridge Loan are to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. The Company is required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2011, no revolving advances had been made. Accordingly, as of December 31, 2011, the outstanding principal balance of the Bridge Loan was $76,200,000. On March 2, 2012, the Company requested a revolving advance in the amount of $30,000,000 for leasing costs relating to the Target Lease. Accordingly, as of March 5, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000.

The Company is obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company shall pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2011 was $41,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with Bridge Loan covenants as of December 31, 2011.

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

Fee Category	2011	2010
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)
Tax fees (3)	$5,250	$5,250
All Other Fees (4)
Total Fees	$69,300	$69,300

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2011 and 2010.
(4)	The Company was not billed by its independent registered public accounting firm in 2011 or 2010 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 9, 2012 by the undersigned, thereunto duly authorized.

FSP 50 South Tenth Street Corp.

By: /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 9, 2012

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 9, 2012
/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.1	Promissory Note, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-52551)

10.2	Loan Agreement, dated December 29, 2011, between FSP 50 South Tenth Street Corp. and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-52551)

10.3	Combination Mortgage, Security Agreement and Fixture Filing, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-52551)

10.4	Indemnification Agreement, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-52551)

10.5	Assignment of Leases and Rents, dated December 29, 2011, from FSP 50 South Tenth Street Corp. in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on December 29, 2011 (File No. 000-52551)

10.6	Office Lease Agreement between FSP 50 South Tenth Street Corp. and Target Corporation dated effective February 29, 2012, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on March 1, 2012 (File No. 000-52551)
10.1	Ryan Lease, as amended, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551) and by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on March 1, 2012 (File No. 000-52551)

10.2	Oracle America Lease, as amended, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.3	Asset Management Agreement, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.4	Management Agreement, incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.5	Voting Agreement, incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from FSP 50 South Tenth Street Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

FSP 50 South Tenth Street Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP 50 South Tenth Street Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 50 South Tenth Street Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 50 South Tenth Street Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Needham, Massachusetts

March 9, 2012

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2011	2010

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	98,276	97,938
	120,250	119,912
Less accumulated depreciation	13,121	10,514
Real estate investments, net	107,129	109,398

Acquired real estate leases, net of accumulated amortization of $3,295 and $3,034, respectively	1,694	2,397
Acquired favorable real estate leases, net of accumulated amortization of $1,794 and $1,705, respectively	824	1,226
Cash and cash equivalents	9,519	8,864
Cash - held in escrow	-	1,388
Tenant rent receivable, less allowance for doubtful accounts of $51 and $13, respectively	15	59
Step rent receivable	771	665
Deferred leasing costs, net of accumulated amortization of $125 and $51, respectively	297	354
Deferred financing costs, net of accumulated amortization of $0 and $237, respectively	1,084	59
Prepaid expenses and other assets	140	51
Total assets	$121,473	$124,461

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,531	$1,749
Tenant security deposits	107	96
Loan payable	-	76,200
Loan payable - affiliate	76,200	-
Acquired unfavorable real estate leases, net of accumulated amortization of $725 and $777, respectively	491	666
Total liabilities	78,329	78,711

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 shares issued and outstanding
at December 31, 2011 and 2010, aggregate
liquidation preference $70,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained earnings and distributions in excess of earnings	(21,080)	(18,474)
Total Stockholders’ Equity	43,144	45,750

Total Liabilities and Stockholders’ Equity	$121,473	$124,461

 See accompanying notes to consolidated financial statements

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2011	2010

Revenues:
Rental	$15,901	$15,963

Total revenue	15,901	15,963

Expenses:

Rental operating expenses	4,452	4,355
Real estate taxes and insurance	2,796	3,000
Depreciation and amortization	3,409	3,386
Interest expense	4,187	4,145

Total expenses	14,844	14,886

Net income before interest income	1,057	1,077

Interest income	12	30

Net income attributable to preferred stockholders	$1,069	$1,107

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income per preferred share, basic and diluted	$1,527	$1,581

 See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2010 and 2011

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit) and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2010	$-	$-	$64,224	$(14,681)	$49,543

Distributions - preferred stockholders
or $7,000 per preferred share	-	-	-	(4,900)	(4,900)

Net income	-	-	-	1,107	1,107

Balance, December 31, 2010	-	-	64,224	(18,474)	45,750

Distributions - preferred stockholders
or $5,250 per preferred share	-	-	-	(3,675)	(3,675)

Net income	-	-	-	1,069	1,069

Balance, December 31, 2011	$-	$-	$64,224	$(21,080)	$43,144

 See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$1,069	$1,107
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,468	3,446
Amortization of favorable real estate leases	402	424
Amortization of unfavorable real estate leases	(175)	(187)
Increase (decrease) in bad debt reserve	38	(17)
Changes in operating assets and liabilities:
Cash - held in escrow	1,388	(316)
Tenant rent receivable	6	44
Step rent receivable	(106)	(63)
Prepaid expenses and other assets	(89)	(23)
Accounts payable and accrued expenses	(235)	74
Tenant security deposits	11	10
Payment of deferred leasing costs	(17)	(189)

Net cash provided by operating activities	5,760	4,310
Cash flows from investing activities:
Purchase of real estate assets	(369)	(434)

Net cash used for investing activities	(369)	(434)
Cash flows from financing activities:
Distributions to stockholders	(3,675)	(4,900)
Proceeds from long-term debt - affiliate	76,200	-
Principal payments on long-term debt	(76,200)	-
Payments of deferred financing costs	(1,061)	-
Net cash used for financing activities	(4,736)	(4,900)
Net increase (decrease) in cash and cash equivalents	655	(1,024)
Cash and cash equivalents, beginning of year	8,864	9,888
Cash and cash equivalents, end of year	$9,519	$8,864
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,126	$4,085

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$3	$9

Disclosure of non-cash financing activities:
Accrued deferred financing costs	$23	$-

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2011 and 2010, no impairment charges were recorded.

Depreciation expense of $2,632,000 and $2,573,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $703,000 and $782,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $6,447,000. Detail of the acquired real estate leases are as follows:

	December 31,
(in thousands)	2011	2010
Cost	$4,989	$5,431
Accumulated amortization	(3,295)	(3,034)
Book value	$1,694	$2,397

The estimated annual amortization expense for the four years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$637
2013	$637
2014	$311
2015	$109

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $402,000 and $424,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $3,198,000. Detail of the acquired favorable real estate leases are as follows:

	December 31,
(in thousands)	2011	2010
Cost	$2,618	$2,931
Accumulated amortization	(1,794)	(1,705)
Book value	$824	$1,226

The estimated annual amortization expense for the four years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$346
2013	$346
2014	$116
2015	$16

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time of property acquisition. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $175,000 and $187,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $1,482,000. Detail of the acquired unfavorable real estate leases are as follows:

	December 31,
(in thousands)	2011	2010
Cost	$1,216	$1,443
Accumulated amortization	(725)	(777)
Book value	$491	$666

 The estimated annual amortization expense for the four years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$ 140
2013	$ 140
2014	$ 140
2015	$ 71

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $6,666,000 and $7,193,000 at December 31, 2011 and 2010, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

`

CASH - HELD IN ESCROW

The Company was required under its mortgage loan documents to make monthly deposits into a pledge account for real estate taxes prior to the loan being repaid in full on December 29, 2011. The amount held in escrow for real estate taxes was $1,388,000 as of December 31, 2010.

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

For the years ended December 31, 2011 and 2010, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

CONCENTRATION OF CREDIT RISKS (continued)

The following tenants represent greater than 10% of rental revenue as of December 31:

	2011	2010
Oracle America	53%	51%
Ryan Companies	17%	18%

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement (the “Target Lease”) whereby Target extends and expands its lease of space at the Property, effectively leasing 100% of the Property’s office space through March 31, 2030 with no early termination rights.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, cash-held in escrow, loan payable, and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $771,000 and $665,000 at December 31, 2011 and 2010, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. Management monitors outstanding balances and relationships and concluded that an allowance of $51,000 and $13,000 as of December 31, 2011 and 2010, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Deferred leasing costs of $17,000 and $189,000 were incurred during the years ended December 31, 2011 and 2010, respectively. Amortization expense was $74,000 and $31,000 for the years ended December 31, 2011 and 2010, respectively.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION (continued)

A schedule showing the components of rental revenue is shown below.

	Year Ended December 31,
(in thousands)	2011	2010
Income from leases	$9,175	$9,181
Straight-line rent adjustment	106	63
Reimbursable expenses	6,847	6,956
Amortization of favorable leases	(402)	(424)
Amortization of unfavorable leases	175	187

Total	$15,901	$15,963

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2011 and 2010. Subsequent to the completion of the offering shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

3.    Loan Payable

The Property was subject to a $76,200,000 mortgage loan (the “BofA Loan”) with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the years ended December 31, 2011 and 2010 was $4,085,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full, and December 31, 2010.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company files income tax returns in the U.S. federal jurisdiction and the State of Minnesota jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2008 and thereafter.

For the period ended December 31, 2006, the Company incurred a net operating loss for income tax purposes of approximately $4,166,000 that can be carried forward until it expires in the year 2026.

At December 31, 2011, the Company’s net tax basis of its real estate assets was $109,678,000.

The following schedule reconciles net income to taxable income subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2011	2010

Net income	$1,069	$1,107

Add: Book depreciation and amortization	3,468	3,446
Amortization of favorable real estate leases	402	424
Deferred rent	5	(8)
Bad debt expenses	38	(17)
Less: Tax depreciation and amortization	(3,830)	(3,759)
Amortization of unfavorable real estate leases	(175)	(187)
Straight-line rents	(106)	(63)
Taxable income	$871	$943

The following schedule summarizes the tax components of the distributions paid for the year ended December 31,:

(dollars in thousands)	2011		2010
	Preferred	%	Preferred	%
Ordinary income	$904	25%	$1,042	21%
Return of Capital	2,771	75%	3,858	79%

Total	$3,675	100%	$4,900	100%

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

6.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively, “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2011 and 2010, management fees paid were $158,000 and $161,000, respectively.

On December 29, 2011, the Company executed and delivered a promissory note to Franklin Street that evidences a loan for up to $106,200,000 (the “Bridge Loan”). The Bridge Loan includes a term loan component (the “Term Loan Component”) in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay the BofA Loan in full. The Company paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also includes a revolving line of credit component that shall not at any time exceed $30,000,000 (the “Revolving Line Component”). The proceeds of the Revolving Line Component of the Bridge Loan are to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee paid to Franklin Street, were $1,084,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $0 is included in interest expense in the Company’s Statement of Operations for the year ended December 31, 2011.

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. The Company is required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2011, no revolving advances had been made. Accordingly, as of December 31, 2011, the outstanding principal balance of the Bridge Loan was $76,200,000.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

6.    Related Party Transactions (continued)

The Company is obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company shall pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2011 was $41,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with Bridge Loan covenants as of December 31, 2011.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

7.    Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2012	$ 7,643
	2013	7,629
	2014	3,747
	2015	1,845
	2016	1,077
	Thereafter	2,346

		$ 24,287

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on November 8, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

8.    Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2011 and 2010, the Company owned and operated a twelve-story multi-tenant office and retail building in that one segment.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2011	2010

Deferred rental income	$874	$969
Accrued operating expenses	267	241
Due to tenants	230	394
Accounts payable and other accrued expenses	160	145
Total	$1,531	$1,749

10.    Subsequent Event

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement whereby Target extends and expands its lease of space at the Property, effectively leasing 100% of the Property’s office space through March 31, 2030 with no early termination rights.

On March 2, 2012, the Company requested a $30,000,000 advance under the Revolving Line Component of the Bridge Loan to pay leasing costs associated with the Company’s February 29, 2012 lease with Target Corporation.

SCHEDULE III

FSP 50 South Tenth Street Corp.

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
	(in thousands)
50 South Tenth Street, Minneapolis, MN	$76,200	$21,974	$97,321	$955	$21,974	$98,276	$120,250	$13,121	$107,129	5-39	2006

(1)        The aggregate cost for Federal Income Tax purposes is $128,438.

FSP 50 South Tenth Street Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2011	2010

Real estate investments, at cost:
Balance, beginning of year	$119,912	$119,469
Improvements	363	443
Dispositions	(25)	-

Balance, end of year	$120,250	$119,912

Accumulated depreciation:
Balance, beginning of year	$10,514	$7,941
Depreciation	2,632	2,573
Dispositions	(25)	-

Balance, end of year	$13,121	$10,514

