Form 10-Q
period 2012-03-31
FSP 50 South Tenth Street Corp
filed 2012-05-11
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of April 30, 2012.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

March 31, 2012

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

		Consolidated Statements of Operations for the three months ended
		March 31, 2012 and 2011	3

		Consolidated Statements of Cash Flows for the three months ended
		March 31, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other Information

	Item 1.	Legal Proceedings	17

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Mine Safety Disclosures	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	17

Signatures			18

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2012	December 31, 2011

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Building and improvements	98,304	98,276
	120,278	120,250
Less accumulated depreciation	13,782	13,121
Real estate investments, net	106,496	107,129

Acquired real estate leases, net of accumulated amortization of $2,728 and $3,295, respectively	1,091	1,694
Acquired favorable real estate leases, net of accumulated amortization of $1,693 and $1,794, respectively	625	824
Cash and cash equivalents	10,089	9,519

Tenant rent receivable, less allowance for doubtful accounts of $51 and $51, respectively	126	15
Step rent receivable	743	771
Lease acquisition costs	23,950	-
Deferred leasing costs, net of accumulated amortization of $131 and $125, respectively	7,075	297
Deferred financing costs, net of accumulated amortization of $156 and $0, respectively	1,278	1,084
Prepaid expenses and other assets	14	140
Total assets	$151,487	$121,473

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,412	$1,531
Tenant security deposits	107	107
Loan payable - affiliate	106,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $760 and $725, respectively	456	491
Total liabilities	109,175	78,329

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares authorized, 700 issued and outstanding at March 31, 2012 and December 31, 2011, aggregate liquidation preference $70,000	-	-
Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Retained earnings and distributions in excess of earnings	(21,912)	(21,080)
Total Stockholders’ Equity	42,312	43,144

Total Liabilities and Stockholders’ Equity	$151,487	$121,473
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2012	2011

Revenues:
Rental	$3,738	$3,887

Total revenue	3,738	3,887

Expenses:

Rental operating expenses	971	1,047
Real estate taxes and insurance	711	699
Depreciation and amortization	1,283	849
Interest expense	1,607	1,022

Total expenses	4,572	3,617

Net income (loss) before interest income	(834)	270

Interest income	2	2

Net income (loss) attributable to preferred stockholders	$(832)	$272

Weighted average number of preferred shares outstanding, basic and diluted	700	700

Net income (loss) per preferred share, basic and diluted	$(1,189)	$389
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income (loss)	$(832)	$272
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	1,439	864
Amortization of favorable real estate leases	199	103
Amortization of unfavorable real estate leases	(35)	(46)
Increase in bad debt reserve	-	21
Changes in operating assets and liabilities:
Cash - held in escrow	-	(750)
Tenant rent receivable	(111)	(65)
Step rent receivable	28	(111)
Prepaid expenses and other assets	126	30
Accounts payable and accrued expenses	901	774
Payment of lease acquisition costs	(23,950)	-
Payment of deferred leasing costs	(6,780)	(5)

Net cash provided by (used for) operating activities	(29,015)	1,087
Cash flows from investing activities:
Purchase of real estate assets	(42)	(191)

Net cash used for investing activities	(42)	(191)
Cash flows from financing activities:
Distributions to stockholders	-	(1,225)
Proceeds from loan payable – affiliate	30,000	-
Payments of deferred financing costs	(373)	-

Net cash provided by (used for) financing activities	29,627	(1,225)

Net increase (decrease) in cash and cash equivalents	570	(329)

Cash and cash equivalents, beginning of period	9,519	8,864

Cash and cash equivalents, end of period	$10,089	$8,535

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,400	$1,007

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$6	$8
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs and Financial Instruments

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiary. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years
Building	39
Building Improvements	15-39
Furniture and Fixtures	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2012 and December 31, 2011, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs and Financial Instruments (continued)

Lease Acquisition Costs

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and starting April 1, 2012, these costs will be amortized on a straight-line basis over the term of the lease agreement. Amortization will be shown as a reduction of rental income in the Company’s Consolidated Statements of Operations.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, cash-held in escrow, and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

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

3.     Loan Payable

The Property was subject to a $76,200,000 mortgage loan (the “BofA Loan”) with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the three months ended March 31, 2011 was $1,007,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

4.     Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2012 and 2011, management fees paid were $40,000 and $39,000, respectively.

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

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. On March 4, 2012, the Company requested and Franklin Street funded a revolving advance in the amount of $30,000,000. The Company is required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of March 31, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the three months ended March 31, 2012, the revolving advance fees paid to Franklin Street were $300,000.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $156,000 is included in interest expense in the Company’s Statement of Operations for the three months ended March 31, 2012.

The Company is obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company shall pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the three months ended March 31, 2012 was $1,400,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with Bridge Loan covenants as of March 31, 2012.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

5.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2012 and 2011.

6.     Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2012	$-	$-

First quarter of 2011	$1,750	$1,225,000

8.     Subsequent Event

The Company’s board of directors declared a cash distribution of $715 per preferred share on April 26, 2012 to the holders of record of the Preferred Stock on May 10, 2012, payable on May 30, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, the financial performance of Target Corporation (NYSE:TGT), which we refer to as Target, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the lingering effect from the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact current or future economic factors will have on our business.

Real Estate Operations

The Property was completed in 2001 and is currently leased to office and retail tenants with staggered lease expirations but, as described below, has a large office component that is effectively leased to Target through March 31, 2030. The Property is located directly across the street from the designated world headquarters of Target and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.

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

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of March 31, 2012. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases a portion (approximately 215,838 RSF) of its office space to Target and the balance (approximately 26,269 RSF) to another tenant. Ryan leased approximately 86,381 RSF of office space through March 31, 2012. In addition, Target directly leases approximately 43,506 RSF of office space through June 30, 2015.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease will become part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of space contains an aggregate of 189,889 RSF and will become part of the leased premises pursuant to the following put arrangement:

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

On February 29, 2012, the Company and Ryan entered into a Lease Termination Agreement, which we refer to as the Lease Termination Agreement, whereby the parties agreed to terminate Ryan’s lease with the Company effective March 31, 2012. Effective April 1, 2012, Target directly leased 100% of Ryan’s former space at the Property pursuant to the above-described put arrangement. Prior to execution of the Lease Termination Agreement, Ryan’s lease at the Property had been scheduled to terminate on July 31, 2015.

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

Bridge Loan

On December 29, 2011, we executed and delivered a promissory note to Franklin Street that evidences a loan for up to $106,200,000, which we refer to as the Bridge Loan. The Bridge Loan includes a term loan component, which we refer to as the Term Loan Component, in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay our loan in the same amount from Bank of America, N.A. in full. We paid Franklin Street a Term Loan Component fee in the amount of $762,000, on December 29, 2011. The Bridge Loan also includes a revolving line of credit component that shall not at any time exceed $30,000,000, which we refer to as the Revolving Line Component. The proceeds of the Revolving Line Component of the Bridge Loan are to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We are required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of March 31, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the three months ended March 31, 2012, the revolving advance fees paid to Franklin Street were $300,000.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $156,000 is included in interest expense in the Company’s Statement of Operations for the three months ended March 31, 2012.

We are obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company will be required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the three months ended March 31, 2012 was $1,400,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of March 31, 2012.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of April 30, 2012, we had neither sought nor obtained a revolving line of credit.

Possible Future Capital Transaction

Except for a possible permanent refinancing of the Bridge Loan, which matures on December 31, 2013, we do not intend to borrow any money but have the right to obtain the revolving line of credit described above. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Bridge Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our revolving line of credit will be sufficient to repay the Bridge Loan at that time. In light of the Target Lease, we believe that our financial options could be numerous and intend to explore and consider permanent mortgage refinancing of the Bridge Loan and/or a possible sale of the Property. Of course, any sale of the Property would be subject to a number of conditions, including approval by our directors and a majority of the holders of Preferred Stock.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011.

Revenue

Total revenue decreased by $0.2 million to $3.7 million for the three months ended March 31, 2012, as compared to $3.9 million for the three months ended March 31, 2011. This decrease was primarily attributable to the written-off acquired favorable real estate leases due to lease termination.

Expenses

Total expenses increased by $1.0 million to $4.6 million for the three months ended March 31, 2012, as compared to $3.6 million for the three months ended March 31, 2011. This increase was primarily attributable to an increase in depreciation and amortization of $0.4 million and an increase in interest expense of $0.6 million.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $10.1 million and $9.5 million at March 31, 2012 and December 31, 2011, respectively. The $0.6 million increase for the three months ended March 31, 2012 was primarily attributable to $29.6 million provided by financing activities and was partially offset by $29.0 million used by operating activities.

As of March 31, 2012, the Bridge Loan was outstanding in the principal amount of $106.2 million.

Management believes that existing cash and cash equivalents as of March 31, 2012 of $10.1 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $29 million for the three months ended March 31, 2012 was primarily attributable to net loss of approximately $0.8 million, payment of deferred leasing costs of $6.8 million, and tenant incentive payment of $24 million, which was partially offset by the add back of $1.6 million of depreciation and amortization and a decrease in prepaid expenses and other assets of $0.1 million and an increase in accounts payable and accrued liabilities of $0.9 million.

Investing Activities

Cash used for investing activities of approximately $42,000 for the three months ended March 31, 2012 was for capital expenditures.

Financing Activities

The cash provided by financing activities of $29.6 million for the three months ended March 31, 2012 was attributable to the $30 million proceeds from the March 4, 2012 revolving advance under the loan payable-affiliate, which was partially offset by the $0.4 million payments of deferred financing costs.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of March 31, 2012, we had approximately $2.4 million in accrued liabilities, and $106.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Secured Debt

The Property was subject to a $76,200,000 mortgage loan, which we refer to as the BofA Loan, with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the three months ended March 31, 2011 was $1,007,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

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

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between us and Franklin Street. Pursuant to the loan agreement, we may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We are required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of March 31, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the three months ended March 31, 2012, revolving advance fees paid to Franklin Street were $300,000.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $156,000 is included in interest expense in the Company’s Statement of Operations for the three months ended March 31, 2012.

We are obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company shall pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the three months ended March 31, 2012 was $1,400,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from us in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from us in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from us in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of March 31, 2012.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2012 and 2011, management fees paid were $40,000 and $39,000, respectively.

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

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between us and Franklin Street. Pursuant to the loan agreement, we may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied, provided; however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We are required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of March 31, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the three months ended March 31, 2012, revolving advance fees paid to Franklin Street were $300,000.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $156,000 is included in interest expense in the Company’s Statement of Operations for the three months ended March 31, 2012.

We are obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company shall pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the three months ended March 31, 2012 was $1,400,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from us in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from us in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from us in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of March 31, 2012.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: May 11, 2012	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 11, 2012	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

