Form 10-Q
period 2012-06-30
FSP 50 South Tenth Street Corp
filed 2012-08-14
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of July 31, 2012.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

June 30, 2012

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II.	Other Information

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 3.	Defaults Upon Senior Securities	19

	Item 4.	Mine Safety Disclosures	19

	Item 5.	Other Information	19

	Item 6.	Exhibits	19

Signatures			20

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2012	December 31, 2011

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Building and improvements	98,304	98,276
	120,278	120,250
Less accumulated depreciation	14,448	13,121
Real estate investments, net	105,830	107,129

Acquired real estate leases, net of accumulated amortization of $2,847 and $3,295, respectively	965	1,694
Acquired favorable real estate leases, net of accumulated amortization of $1,763 and $1,794, respectively	548	824
Cash and cash equivalents	9,517	9,519
Tenant rent receivable, less allowance for doubtful accounts of $2 and $51, respectively	7	15
Step rent receivable	823	771
Lease acquisition costs, net	23,617	—
Deferred leasing costs, net of accumulated amortization of $245 and $125, respectively	6,993	297
Deferred financing costs, net of accumulated amortization of $338 and $0, respectively	1,096	1,084
Prepaid expenses and other assets	72	140
Total assets	$149,468	$121,473

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,952	$1,531
Tenant security deposits	91	107
Loan payable - affiliate	106,200	76,200
Acquired unfavorable real estate leases, net of accumulated amortization of $795 and $725, respectively	421	491
Total liabilities	108,664	78,329

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares authorized, 700 issued and outstanding at June 30, 2012 and December 31, 2011, aggregate liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Retained earnings and distributions in excess of earnings	(23,420)	(21,080)
Total Stockholders’ Equity	40,804	43,144

Total Liabilities and Stockholders’ Equity	$149,468	$121,473

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011

Revenues:
Rental	$3,683	$3,906	$7,421	$7,793

Total revenue	3,683	3,906	7,421	7,793

Expenses:

Rental operating expenses	1,075	1,036	2,046	2,083
Real estate taxes and insurance	712	696	1,423	1,395
Depreciation and amortization	906	862	2,189	1,711
Interest expense	1,997	1,033	3,604	2,055

Total expenses	4,690	3,627	9,262	7,244

Income before interest income	(1,007)	279	(1,841)	549

Interest income	—	3	2	5

Net income attributable to preferred stockholders	$(1,007)	$282	$(1,839)	$554

Weighted average number of preferred shares outstanding,
basic and diluted	700	700	700	700

Net income per preferred share, basic and diluted	$(1,439)	$403	$(2,627)	$791

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income (loss)	$(1,839)	$554
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	2,527	1,740
Amortization of favorable real estate leases	276	205
Amortization of unfavorable real estate leases	(70)	(93)
Increase (decrease) in bad debt reserve	(49)	32
Changes in operating assets and liabilities:
Cash - held in escrow	—	(157)
Tenant rent receivable	57	(64)
Step rent receivable	281	(136)
Prepaid expenses and other assets	68	(35)
Accounts payable and accrued expenses	441	(199)
Tenant security deposits	(16)	—
Payment of lease acquisition costs	(23,950)	—
Payment of deferred leasing costs	(6,829)	(5)

Net cash provided by (used for) operating activities	(29,103)	1,842
Cash flows from investing activities:
Purchase of real estate assets	(25)	(233)

Net cash used for investing activities	(25)	(233)
Cash flows from financing activities:
Distributions to stockholders	(501)	(2,450)
Proceeds from loan payable - affiliate	30,000	—
Payments of deferred financing costs	(373)	—

Net cash provided by (used for) financing activities	29,126	(2,450)

Net decrease in cash and cash equivalents	(2)	(841)

Cash and cash equivalents, beginning of period	9,519	8,864

Cash and cash equivalents, end of period	$9,517	$8,023

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,148	$2,026

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$6	$8

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs and Financial Instruments

Organization

FSP 50 South Tenth Street Corp. (the “Company”) was organized on September 12, 2006 as a corporation under the laws of the State of Delaware to purchase, own and operate a twelve-story multi-tenant office and retail building containing approximately 498,768 rentable square feet of space located in downtown Minneapolis, Minnesota (the “Property”). The Company acquired the Property on November 8, 2006. Franklin Street Properties Corp. (“Franklin Street”) (NYSE MKT: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”). Between November 2006 and January 2007, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 700 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2012 and December 31, 2011, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs and Financial Instruments (continued)

Lease Acquisition Costs

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized on a straight-line basis over the term of the lease agreement. Amortization of $333,000 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2012.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents, and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

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

The Property was subject to a $76,200,000 mortgage loan (the “BofA Loan”) with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the six months ended June 30, 2011 was $2,026,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

4.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2012 and 2011, management fees paid were $76,000 and $77,000, respectively.

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

The Bridge Loan is evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company may borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default exists and certain other customary conditions are satisfied; provided, however, that the aggregate principal amount of all revolving advances outstanding at any time shall in no event exceed $30,000,000. On March 4, 2012, the Company requested and Franklin Street funded a revolving advance in the amount of $30,000,000. The Company is required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of June 30, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the six months ended June 30, 2012, the revolving advance fees paid to Franklin Street were $300,000.

As of June 30, 2012, costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $338,000 is included in interest expense in the Company’s Statement of Operations for the six months ended June 30, 2012.

The Company is obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, shall be due and payable on December 31, 2013. The Bridge Loan may be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company shall pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the six months ended June 30, 2012 was $3,148,000.

The promissory note and the loan agreement are secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constitutes a lien against the Property and has been recorded in the land records of Hennepin County, Minnesota. The loan documents evidencing and securing the Bridge Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with Bridge Loan covenants as of June 30, 2012.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

5.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2012 and 2011.

6.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2012	$—	$—
Second quarter of 2012	$715	$500,500

First quarter of 2011	$1,750	$1,225,000
Second quarter of 2011	$1,750	$1,225,000

8.	Subsequent Event

The Company’s board of directors declared a cash distribution of $715 per preferred share on July 26, 2012 to the holders of record of the Preferred Stock on August 9, 2012, payable on August 29, 2012.

On July 27, 2012, the Company repaid the $106.2 million Bridge Loan from Franklin Street with proceeds from a five-year interest-only loan from Bank of America, N.A. and RBS Citizens, National Association. The interest rate on this loan was fixed at 2.87% per annum. The Company also paid an exit fee in the amount of $520,380 to Franklin Street in connection with the repayment of the Bridge Loan in full.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, the financial performance of Target Corporation (NYSE:TGT), which we refer to as Target, changes in government regulations and regulatory uncertainty, uncertainty about governmental fiscal policy, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the lingering effect from the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, uncertainty about governmental fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact current or future economic factors will have on our business.

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

The Property primarily has office and retail space, which collectively was approximately 98.7% occupied as of June 30, 2012. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases a portion (approximately 215,838 RSF) of its office space to Target and the balance (approximately 26,269 RSF) to another tenant. Ryan leased approximately 86,381 RSF of office space through March 31, 2012. In addition, Target directly leases approximately 43,506 RSF of office space through June 30, 2015.

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

Bridge Loan

On December 29, 2011, we executed and delivered a promissory note to Franklin Street that evidenced a loan for up to $106,200,000, which we refer to as the Bridge Loan. On July 27, 2012, we repaid the Bridge Loan in its entirety from the proceeds of the Term Loan (as defined below). The Bridge Loan included a term loan component, which we refer to as the Term Loan Component, in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay our loan in the same amount from Bank of America, N.A. in full. We paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also included a revolving line of credit component that could not at any time exceed $30,000,000, which we refer to as the Revolving Line Component. The proceeds of the Revolving Line Component of the Bridge Loan were to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We were required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of June 30, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the six months ended June 30, 2012, the revolving advance fees paid to Franklin Street were $300,000.

As of June 30, 2012, costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $338,000 is included in interest expense in the Company’s Statement of Operations for the six months ended June 30, 2012.

We were obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, was due and payable on December 31, 2013. The Bridge Loan could be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company was required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Accordingly, on July 27, 2012, we paid Franklin Street an exit fee in the amount of $520,380 in connection with our repayment of the Bridge Loan in full. Interest expense paid for the six months ended June 30, 2012 was $3,148,000.

The promissory note and the loan agreement were secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constituted a lien against the Property and was recorded in the land records of Hennepin County, Minnesota. The loan documents that evidenced and secured the Bridge Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of June 30, 2012.

Term Loan

On July 27, 2012, we entered into a new $106,200,000 secured credit facility, which we refer to as the Term Loan, providing for the extension of credit to the Company by Bank of America, N.A., which refer to as BofA, and RBS Citizens, National Association, which we refer to as RBS Citizens. The Term Loan was structured as a purchase by BofA and RBS Citizens of the Bridge Loan from Franklin Street. Accordingly, in connection with the closing of the Term Loan, the loan documents evidencing and securing the Bridge Loan were amended and restated. More specifically, on July 27, 2012, we executed and delivered an Amended and Restated Promissory Note, which we refer to as the BofA Note, to BofA in the principal amount of $60,000,000 and an Amended and Restated Promissory Note, which we refer to as the RBS Citizens Note, to RBS Citizens in the principal amount of $46,200,000. All of the proceeds of the Term Loan were funded on July 27, 2012 and used to repay the Bridge Loan in its entirety. BofA is the Term Loan’s administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated is the Term Loan’s sole lead arranger and sole book manager.

The Term Loan is evidenced by a Loan Agreement dated July 27, 2012 by and among the Company, BofA and RBS Citizens, which we refer to as the Loan Agreement. So long as there is no default, the Company is obligated to pay interest only on the outstanding principal amount of the Term Loan at a variable rate equal to LIBOR plus 2.00%. The outstanding principal amount of the Term Loan, together with any accrued but unpaid interest, is due and payable on July 27, 2017. Subject to payment by the Company of certain yield maintenance and redeployment costs, the Term Loan may be prepaid in whole or in part at any time. Any partial payment must be in an amount at least equal to $100,000.

Although the interest rate on the Term Loan is variable, under the Loan Agreement we are required to fix the interest rate by entering into an interest rate swap agreement with BofA. Accordingly, on July 27, 2012, we entered into an ISDA Master Agreement with BofA that fixes the interest rate on the Term Loan at 2.87% per annum.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants.

Building Reserves

The Term Loan requires the Company to maintain cash reserves of at least $6,000,000. The Company believes that it is necessary and prudent to reserve in excess of that amount in light of the potential needs for ongoing leasing costs of the Property’s retail space and capital expenditures not covered by existing tenant lease obligations. Accordingly, the Company anticipates that until such reserve levels are established, the Company’s level of dividends will be somewhat reduced from average levels of the past five years.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of June 30, 2012, we had neither sought nor obtained a revolving line of credit.

Possible Future Capital Transaction

We do not intend to borrow any additional money at this time but have the right to obtain the revolving line of credit described above. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Term Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our revolving line of credit will be sufficient to repay the Term Loan at that time. In light of the Target Lease, we believe that our financial options could be numerous and we intend to monitor the Property’s performance and market conditions and evaluate future opportunities for the Property, including a possible sale of the Property. Of course, any sale of the Property would be subject to a number of conditions, including approval by our directors and a majority of the holders of Preferred Stock.

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

Results of Operations

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011.

Revenue

Total revenue decreased by $0.2 million to $3.7 million for the three months ended June 30, 2012, as compared to $3.9 million for the three months ended June 30, 2011. This decrease was primarily attributable to the amortization of lease acquisition costs of $0.3 million, which was offset by an increase in recoverable income of $0.1 million.

Expenses

Total expenses increased by $1.1 million to $4.7 million for the three months ended June 30, 2012, as compared to $3.6 million for the three months ended June 30, 2011. This increase was primarily attributable to an increase in rental operating expenses of $0.1 million and an increase in interest expense of $1.0 million.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011.

Revenue

Total revenue decreased by $0.4 million to $7.4 million for the six months ended June 30, 2012, as compared to $7.8 million for the six months ended June 30, 2011. This decrease was primarily attributable to the written-off acquired favorable real estate leases due to lease termination of $0.2 million and the amortization of lease acquisition costs of $0.3 million, which was offset by an increase in base rent of $0.1 million.

Expenses

Total expenses increased $2.1 million to $9.3 million for the six months ended June 30, 2012, as compared to $7.2 million for the six months ended June 30, 2011. This increase was primarily attributable to an increase in depreciation and amortization of $0.5 million and an increase in interest expense of $1.6 million.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $9.5 million for the periods ending June 30, 2012 and December 31, 2011.

As of June 30, 2012, the Bridge Loan was outstanding in the principal amount of $106.2 million.

Management believes that existing cash and cash equivalents as of June 30, 2012 of $9.5 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $29.1 million for the six months ended June 30, 2012 was primarily attributable to a net loss of approximately $1.8 million, payment of deferred leasing costs of $6.8 million, and the tenant incentive payment of $24 million, which was partially offset by the add back of $2.7 million of depreciation and amortization, $0.3 million of amortization of lease acquisition costs and a decrease in prepaid expenses and other assets of $0.1 million and an increase in accounts payable and accrued liabilities of $0.4 million.

Investing Activities

Cash used for investing activities of approximately $25,000 for the six months ended June 30, 2012 was for capital expenditures.

Financing Activities

The cash provided by financing activities of $29.1 million for the six months ended June 30, 2012 was attributable to the $30 million proceeds from the March 4, 2012 revolving advance under the loan payable - affiliate, which was partially offset by the $0.4 million payments of deferred financing costs and a $0.5 million dividend payment.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of June 30, 2012, we had approximately $2.0 million in accrued liabilities, and $106.2 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Secured Debt

BofA Loan

The Property was subject to a $76,200,000 mortgage loan, which we refer to as the BofA Loan, with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the six months ended June 30, 2011 was $2,026,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

Bridge Loan

On December 29, 2011, we executed and delivered a promissory note to Franklin Street that evidenced a loan for up to $106,200,000, which we refer to as the Bridge Loan. On July 27, 2012, we repaid the Bridge Loan in its entirety from the proceeds of the Term Loan (as defined below). The Bridge Loan included a term loan component, which we refer to as the Term Loan Component, in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay our loan in the same amount from Bank of America, N.A. in full. We paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also included a revolving line of credit component that could not at any time exceed $30,000,000, which we refer to as the Revolving Line Component. The proceeds of the Revolving Line Component of the Bridge Loan were to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We were required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of June 30, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the six months ended June 30, 2012, the revolving advance fees paid to Franklin Street were $300,000.

As of June 30, 2012, costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $338,000 is included in interest expense in the Company’s Statement of Operations for the six months ended June 30, 2012.

We were obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, was due and payable on December 31, 2013. The Bridge Loan could be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company was required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Accordingly, on July 27, 2012, we paid Franklin Street an exit fee in the amount of $520,380 in connection with our repayment of the Bridge Loan in full. Interest expense paid for the six months ended June 30, 2012 was $3,148,000.

The promissory note and the loan agreement were secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constituted a lien against the Property and was recorded in the land records of Hennepin County, Minnesota. The loan documents that evidenced and secured the Bridge Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of June 30, 2012.

Term Loan

On July 27, 2012, we entered into a new $106,200,000 secured credit facility, which we refer to as the Term Loan, providing for the extension of credit to the Company by Bank of America, N.A., which refer to as BofA, and RBS Citizens, National Association, which we refer to as RBS Citizens. The Term Loan was structured as a purchase by BofA and RBS Citizens of the Bridge Loan from Franklin Street. Accordingly, in connection with the closing of the Term Loan, the loan documents evidencing and securing the Bridge Loan were amended and restated. More specifically, on July 27, 2012, we executed and delivered an Amended and Restated Promissory Note, which we refer to as the BofA Note, to BofA in the principal amount of $60,000,000 and an Amended and Restated Promissory Note, which we refer to as the RBS Citizens Note, to RBS Citizens in the principal amount of $46,200,000. All of the proceeds of the Term Loan were funded on July 27, 2012 and used to repay the Bridge Loan in its entirety. BofA is the Term Loan’s administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated is the Term Loan’s sole lead arranger and sole book manager.

The Term Loan is evidenced by a Loan Agreement dated July 27, 2012 by and among the Company, BofA and RBS Citizens, which we refer to as the Loan Agreement. So long as there is no default, the Company is obligated to pay interest only on the outstanding principal amount of the Term Loan at a variable rate equal to LIBOR plus 2.00%. The outstanding principal amount of the Term Loan, together with any accrued but unpaid interest, is due and payable on July 27, 2017. Subject to payment by the Company of certain yield maintenance and redeployment costs, the Term Loan may be prepaid in whole or in part at any time. Any partial payment must be in an amount at least equal to $100,000.

Although the interest rate on the Term Loan is variable, under the Loan Agreement we are required to fix the interest rate by entering into an interest rate swap agreement with BofA. Accordingly, on July 27, 2012, we entered into an ISDA Master Agreement with BofA that fixes the interest rate on the Term Loan at 2.87% per annum.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2012 and 2011, management fees paid were $76,000 and $77,000, respectively.

On December 29, 2011, we executed and delivered a promissory note to Franklin Street that evidenced a loan for up to $106,200,000, which we refer to as the Bridge Loan. On July 27, 2012, we repaid the Bridge Loan in its entirety from the proceeds of the Term Loan. The Bridge Loan included a term loan component, which we refer to as the Term Loan Component, in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay our loan in the same amount from Bank of America, N.A. in full. We paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also included a revolving line of credit component that could not at any time exceed $30,000,000, which we refer to as the Revolving Line Component. The proceeds of the Revolving Line Component of the Bridge Loan were to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We were required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of June 30, 2012, the outstanding principal balance of the Bridge Loan was $106,200,000 and for the six months ended June 30, 2012, the revolving advance fees paid to Franklin Street were $300,000.

As of June 30, 2012, costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $338,000 is included in interest expense in the Company’s Statement of Operations for the six months ended June 30, 2012.

We were obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, was due and payable on December 31, 2013. The Bridge Loan could be prepaid in whole or in part at any time without premium or penalty. Any partial payment shall be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company was required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Accordingly, on July 27, 2012, we paid Franklin Street an exit fee in the amount of $520,380 in connection with our repayment of the Bridge Loan in full. Interest expense paid for the six months ended June 30, 2012 was $3,148,000.

The promissory note and the loan agreement were secured by a combination mortgage, security agreement and fixture filing dated December 29, 2011 from the Company in favor of Franklin Street, an environmental indemnification agreement dated December 29, 2011 from the Company in favor of Franklin Street, and an assignment of leases and rents dated December 29, 2011 from the Company in favor of Franklin Street. The mortgage constituted a lien against the Property and was recorded in the land records of Hennepin County, Minnesota. The loan documents that evidenced and secured the Bridge Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. We were in compliance with Bridge Loan covenants as of June 30, 2012.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

On August 14, 2012, we entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street Properties Corp., which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests.

FSP Investments LLC’s services under the FSPI Agreement include (i) processing changes of address, (ii) processing the payment of dividends and changes in dividend payment information, (iii) the distribution of Forms 1099, (iv) the distribution of tax basis information, (v) the distribution of REIT demand letters, (vi) the distribution of quarterly and special communications regarding dividend and/or property updates, (vii) the distribution and/or internet posting of audited financial statements, (viii) responding to requests for information about us and (ix) the provision of such other investor services that are customary and reasonable under the circumstances.

We have agreed to pay FSP Investments LLC a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement.

Item 6.   Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: August 14, 2012	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 14, 2012	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Investor Services Agreement dated August 14, 2012 by and between FSP 50 South Tenth Street Corp. and FSP Investments LLC.

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

