Form 10-K
period 2012-12-31
FSP 50 South Tenth Street Corp
filed 2013-03-12
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2012, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 700, each as of February 28, 2013.

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

The Company was organized initially in September 2006 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE MKT: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

The Company purchased the Property from an unaffiliated third party for $127,000,000 on November 8, 2006. The purchase price, which was determined by arm’s-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the Acquisition Mortgage Loan.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock. Between November 2006 and January 2007, FSP Investments LLC completed the sale on a best efforts basis of 700 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. We sold the Preferred Stock for an aggregate consideration of $70,000,000 in a private placement offering to 627 “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between November 13, 2006 and January 9, 2007, the Company held six investor closings, at each of which shares of Preferred Stock were sold and funds were received. Funds from each individual closing were used to repay a portion of the Acquisition Mortgage Loan from Franklin Street and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC. On December 21, 2006, the Company obtained a permanent first mortgage loan in the original principal amount of $76,200,000 from Bank of America, N.A., which we refer to as the BofA Loan, which was repaid in its entirety on December 29, 2011. The Acquisition Mortgage Loan was repaid in its entirety on December 26, 2006 from the proceeds of the sale of equity interests in the Company and from the proceeds of the Permanent Mortgage Loan. Total interest and loan fees incurred on the Acquisition Mortgage Loan payable to Franklin Street were approximately $4,961,000 in 2006. The use of proceeds received from the offering of Preferred Stock and the Permanent Mortgage Loan and affiliates receiving payments therefrom are set forth in the table below:

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

Our Business

Our sole business is to own and operate the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Asset, investor and property management services are provided by third parties.

FSP 50 South Tenth Street LLC, a wholly-owned subsidiary of the Company, leases a portion of the Property from the Company and is the lessor for tenants occupying the portion of the Property controlled by a master lease. This arrangement has no economic effect on the Company's operations and exists only because the Company acquired the Property with a master lease in place.

The Property was completed in 2001 and is currently leased to office and retail tenants with staggered lease expirations but, as described below, has a large office component that is effectively leased to Target Corporation (NYSE: TGT), which we refer to as Target, through March 31, 2030. The Property is located directly across the street from the designated world headquarters of Target and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.

The Property also has street level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager. For the year ended December 31, 2012, total expenses allocable to the three owners pursuant to the REOA were $0.65 million, of which $307,000 or 47.3% was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of December 31, 2012. There is approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease becomes part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of space contains an aggregate of 189,889 RSF and has become or will become part of the leased premises pursuant to the following put arrangement:

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

FSP Investments LLC, a wholly-owned subsidiary of Franklin Street, provides investor services to the holders of the Company’s Preferred Stock. The investor services agreement between the Company and FSP Investments LLC requires the Company to pay a monthly service fee of $500 and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses. The investor services agreement may be terminated by either party with thirty (30) days written notice or immediately upon the occurrence of certain events of default specified in the investor services agreement.

Ryan provides the Company with local, on-site property management and building maintenance services and periodic financial, operating and budget reports relating to the operation of the Property for review by FSP Property Management LLC. Ryan is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Ryan requires the Company to pay Ryan a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Ryan may be terminated by the Company without cause at any time, upon at least thirty (30) days written notice.

Investment Objectives

The Company’s objectives are to (i) obtain cash available to pay dividends through rental receipts from operations of the Property, (ii) have that cash increase over time as a result of rental rate step increases in existing leases, (iii) have our rental revenue potentially increase over time if rental rates increase for new leases, (iv) provide increased equity in the Property as a result of appreciation in market value, and (v) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

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

BofA Loan

The Property was subject to a $76,200,000 mortgage loan, which we refer to as the BofA Loan, with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the year ended December 31, 2011 was $4,085,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

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

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We were required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2012, the revolving advance fees paid to Franklin Street were $300,000.

As of December 31, 2012, costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee, the $300,000 Revolving Line Component fee and a $520,000 exit fee paid to Franklin Street, were $1,582,000 and have been fully amortized and are included in interest expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012.

We were obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, was due and payable on December 31, 2013. The Bridge Loan could be prepaid in whole or in part at any time without premium or penalty. Any partial payment had to be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company was required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2012 was $3,647,000.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the year ended December 31, 2012 was $1,336,000.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of December 31, 2012.

Revolving Line of Credit

While a line of credit is not expected to be needed, the Company may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of December 31, 2012, the Company had neither sought nor obtained a revolving line of credit.

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

Employees

We had no employees as of December 31, 2012.

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

Item 1A.     Risk Factors

Not applicable.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

Set forth below is information regarding the Property as of December 31, 2012 and such other date(s) as may be specified:

Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/12	of Tenants	Name of Major Tenants (1)

50 South Tenth Street	11/08/06	498,768	98.8%	28	Oracle America, Inc. (2)
Minneapolis, MN 55403					Target Corporation

1.	Excludes subtenants.
2.	Oracle America leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle America subleases its office space to Target through March 2014.

We acquired the Property on November 8, 2006. In the opinion of our management, the Property is adequately covered by insurance. The Property is currently encumbered by the Term Loan described above in “Item 1. Business – Term Loan.” Other than normal tenant improvements or replacements of equipment in the ordinary course of ongoing operations, there are no present plans for the improvement or development of any portion of the Property. Below is certain information with respect to the Property’s significant tenants and leases.

The Property was completed in 2001 and is currently leased to office and retail tenants with staggered lease expirations but, as described below, has a large office component that is effectively leased to Target Corporation (NYSE: TGT), which we refer to as Target, through March 31, 2030. The Property is located directly across the street from the designated world headquarters of Target and is connected to a corporately-owned two-level Target retail store and sits above an approximately 850-stall, three-level parking garage that is owned and managed by the City of Minneapolis.

The Property also has street level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager. For the year ended December 31, 2012, total expenses allocable to the three owners pursuant to the REOA were $0.65 million, of which $307,000 or 47.3% was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of December 31, 2012. There is approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease becomes part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of space contains an aggregate of 189,889 RSF and has become or will become part of the leased premises pursuant to the following put arrangement:

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

As of February 28, 2013, Franklin Street was the sole holder of record of the Common Stock and there were 634 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on January 9, 2007 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock dividend was declared on December 27, 2006 and was paid in December 2006.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2011	$1,225,000
June 30, 2011	1,225,000
September 30, 2011	1,225,000
December 31, 2011	-

March 31, 2012	$-
June 30, 2012	500,500
September 30, 2012	500,500
December 31, 2012	766,500

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2012		2011
	Preferred	%	Preferred	%
Ordinary income	$-	0%	$904	25%
Return of Capital	1,767	100%	2,771	75%

Total	$1,767	100%	$3,675	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, the financial performance of Target Corporation (NYSE: TGT), which we refer to as Target, changes in government regulations and regulatory uncertainty, uncertainty about government fiscal policy, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of December 31, 2012. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

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

It is difficult for management to predict what will happen to occupancy or rents after the expiration or earlier termination of existing leases at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants, many of which operate on a national level. Although we cannot predict how long it would take to lease vacant space at the Property or what the terms and conditions of any new leases would be, we would expect to sign new leases at then current market rates, which may be below the expiring rates.

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

BofA Loan

The Property was subject to a $76,200,000 mortgage loan, which we refer to as the BofA Loan, with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the year ended December 31, 2011 was $4,085,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

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

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We were required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2012, the revolving advance fees paid to Franklin Street were $300,000.

As of December 31, 2012, costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee, the $300,000 Revolving Line Component fee and a $520,000 exit fee paid to Franklin Street, were $1,582,000 and have been fully amortized and are included in interest expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012.

We were obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, was due and payable on December 31, 2013. The Bridge Loan could be prepaid in whole or in part at any time without premium or penalty. Any partial payment had to be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company was required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2012 was $3,647,000.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the year ended December 31, 2012 was $1,336,000.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of December 31, 2012.

Building Reserves

The Term Loan requires the Company to maintain a cash balance that increases from $5,000,000 to $6,000,000. As of December 31, 2012, the Company’s measure of cash reserves beyond operating needs was approximately $6,400,000. Not only does the Company need to continue to maintain the cash balance required by the Term Loan, but it also believes that it is necessary and prudent to build reserves in light of the potential needs for ongoing leasing costs of the Property’s retail space and capital expenditures not covered by existing tenant lease obligations. Accordingly, the Company anticipates that until it believes that such reserve levels are established, the Company’s level of dividends on its Preferred Stock will be somewhat reduced from average levels of the past five years. The Company is estimating dividend distributions from operations for the balance of 2013 as follows:

QUARTER	ESTIMATED DIVIDEND	ESTIMATED DIVIDENDS	ESTIMATED ANNUALIZED
	PER SHARE	PAID	YIELD (1)

1st quarter 2013	$1,290	$903,000	5.2%
2nd quarter 2013	$1,290	$903,000	5.2%
3rd quarter 2013	$1,290	$903,000	5.2%
4th quarter 2013	$1,290	$903,000	5.2%

(1)	Estimated yield is calculated on the original issue price of a share of Preferred Stock of $100,000.

Dividend amounts and cash reserves will be constantly evaluated for levels that best balance current shareholder distributions and required/prudent property capital needs and adjusted as deemed appropriate. Although we believe that these estimates of dividend distributions are reasonable, neither the Company nor management can guarantee future dividend levels. The Company’s Board of Directors is ultimately responsible for making (or not making) a dividend declaration.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of December 31, 2012, we had neither sought nor obtained a revolving line of credit.

Possible Future Capital Transaction

We do not intend to borrow any additional money at this time but have the right to obtain the revolving line of credit described above. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Term Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock or the use of our revolving line of credit will be sufficient to repay the Term Loan at that time. In light of the Target Lease, we believe that our financial options could be numerous and we intend to monitor the Property’s performance and market conditions and evaluate future opportunities for the Property, including a possible sale of the Property. Of course, any sale of the Property would be subject to a number of conditions, including approval by our directors and the holders of a majority of the shares of Preferred Stock.

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

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenue

Total revenue decreased $0.9 million to $15.0 million for the year ended December 31, 2012, as compared to $15.9 million for the year ended December 31, 2011. This decrease was primarily attributable to the amortization of lease acquisition costs of $1.0 million, which was offset by an increase in rental revenue of $0.1 million.

Expenses

Total expenses increased approximately $3.5 million to $18.3 million for the year ended December 31, 2012, as compared to $14.8 million for the year ended December 31, 2011. This increase was primarily attributable to an increase in interest expense of $2.8 million, an increase in depreciation and amortization of $0.6 million and an increase in rental operating expense of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents increased approximately $0.2 million to $9.7 million at December 31, 2012, as compared to $9.5 million for the year ended December 31, 2011. Cash provided by financing activities was $26.7 million and was offset by cash used for operating activities of $26.5 million.

As of December 31, 2012, the Term Loan was outstanding in the principal amount of $106.2 million.

Management believes that existing cash and cash equivalents as of December 31, 2012 of $9.7 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $26.6 million for the year ended December 31, 2012 was primarily attributable to a net loss of approximately $3.3 million, payment of deferred leasing costs of $6.8 million, the tenant incentive payment of $24 million and uses arising from other current accounts of $0.1 million, which was partially offset by the add back of $5.8 million of depreciation and amortization, $1.0 million of amortization of lease acquisition costs as well as an increase in accounts payable and accrued liabilities of $0.8 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2012 of $17,000 was attributable to the purchase of real estate assets.

Financing Activities

The cash provided by financing activities of $26.7 million for the year ended December 31, 2012 was attributable to the $30 million proceeds from the March 4, 2012 revolving advance under the loan payable – affiliate and the $106.2 million proceeds from the July 27, 2012 loan payable, which was partially offset by the $106.2 million principal payment on the loan payable - affiliate and the $1.5 million payments of deferred financing costs and a $1.8 million dividend payment.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of December 31, 2012, we had approximately $2.3 million in accrued liabilities and $106.2 million in long-term debt in the form of the Term Loan. In the near term, liquidity is generated by cash from operations.

Secured Debt

For descriptions of the Company’s past and current secured debt, please refer to (i) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – BofA Loan”, (ii) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”, and (iii) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Term Loan”.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2012 and 2011, management fees paid were $160,000 and $158,000, respectively.

Bridge Loan

For a description of the Bridge Loan from Franklin Street to the Company, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the year ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2012 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2013	$9,016
2014	8,143
2015	7,731
2016	7,801
2017	8,018
Thereafter	109,770

$150,479

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements other than property management commitments. The Company is a party to a management agreement with Ryan, an unaffiliated third party management company, to provide property management services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services. The management agreement between the Company and Ryan requires the Company to pay Ryan a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Ryan may be terminated by the Company without cause at any time, upon at least thirty (30) days written notice. The agreement with FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.

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

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2013 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 64, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 57, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE MKT Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 65, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 41, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Each of our directors also serve as directors of FSP Galleria North Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP Galleria North Corp. and FSP 303 East Wacker Drive Corp., each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2012 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 11.      Executive Compensation

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street’s common stock is traded on the NYSE MKT under the symbol “FSP”.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2013 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

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

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2012 and 2011, management fees paid were $160,000 and $158,000, respectively.

Bridge Loan

For a description of the Bridge Loan from Franklin Street to the Company, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the year ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. None of our directors qualifies as “independent” under the standards of the NYSE MKT, where Franklin Street is listed.

Item 14.      Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2012	2011
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)
Tax fees (3)	$5,250	$5,250
All Other Fees (4)
Total Fees	$69,300	$69,300

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2012 and 2011.
(4)	The Company was not billed by its independent registered public accounting firm in 2012 or 2011 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2013 by the undersigned, thereunto duly authorized.

FSP 50 South Tenth Street Corp.

By:	/s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director	March 12, 2013
George J. Carter	(Principal Executive Officer)

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer,	March 12, 2013
Barbara J. Fournier	Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Janet P. Notopoulos	Director, Vice President	March 12, 2013
Janet P. Notopoulos

/s/ Jeffrey B. Carter	Director, Vice President	March 12, 2013
Jeffrey B. Carter

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.1	Amended and Restated Promissory Note, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.2	Amended and Restated Promissory Note, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of RBS Citizens, National Association, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.3	Loan Agreement, dated July 27, 2012, among FSP 50 South Tenth Street Corp., Bank of America, N.A. and RBS Citizens, National Association, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.4	ISDA Master Agreement, dated July 27, 2012, between FSP 50 South Tenth Street Corp. and Bank of America, N.A., together with the schedule relating thereto, incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.5	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A., as administrative agent for itself and other lenders, incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.6	Environmental Indemnification and Release Agreement, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A., as administrative agent for itself and other lenders, incorporated herein by reference to Exhibit 10.6 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.7	Collateral Assignment of Interest Rate Protection Agreement, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A., as administrative agent for itself and other lenders, incorporated herein by reference to Exhibit 10.7 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.8	Assignment and Subordination of Management Agreement, dated July 27, 2012, among FSP 50 South Tenth Street Corp., Bank of America, N.A., as administrative agent for itself and other lenders, and Ryan Companies US, Inc. , incorporated herein by reference to Exhibit 10.8 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.9	Office Lease Agreement between FSP 50 South Tenth Street Corp. and Target Corporation dated effective February 29, 2012, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on March 1, 2012 (File No. 000-52551)

10.10	Oracle America Lease, as amended, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.11	Asset Management Agreement, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)
29

10.12	Investor Services Agreement dated August 14, 2012 by and between FSP 50 South Tenth Street Corp. and FSP Investments LLC., incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 (File No. 000-52551)

10.13	Management Agreement, incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.14	Voting Agreement, incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from FSP 50 South Tenth Street Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

FSP 50 South Tenth Street Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP 50 South Tenth Street Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP 50 South Tenth Street Corp. as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 50 South Tenth Street Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Needham, Massachusetts

March 12, 2013

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2012	2011

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	98,290	98,276
	120,264	120,250
Less accumulated depreciation	15,780	13,121
Real estate investments, net	104,484	107,129

Acquired real estate leases, net of accumulated amortization of $3,098 and $3,295, respectively	714	1,694
Acquired favorable real estate leases, net of accumulated amortization of $1,919 and $1,794, respectively	392	824
Cash and cash equivalents	9,682	9,519
Tenant rent receivable, less allowance for doubtful accounts of $0 and $51, respectively	56	15
Step rent receivable	986	771
Lease acquisition costs, net	22,952	-
Deferred leasing costs, net of accumulated amortization of $470 and $125, respectively	6,781	297
Deferred financing costs, net of accumulated amortization of $93 and $0, respectively	1,020	1,084
Prepaid expenses and other assets	24	140
Total assets	$147,091	$121,473

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,346	$1,531
Tenant security deposits	84	107
Loan payable	106,200	-
Loan payable - affiliate	-	76,200
Other liabilities: derivative termination value	1,024	-
Acquired unfavorable real estate leases, net of accumulated amortization of $865 and $725, respectively	351	491
Total liabilities	110,005	78,329

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 shares issued and outstanding
at December 31, 2012 and 2011, aggregate
liquidation preference $70,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Accumulated other comprehensive loss	(1,024)
Retained earnings and distributions in excess of earnings	(26,114)	(21,080)
Total Stockholders’ Equity	37,086	43,144

Total Liabilities and Stockholders’ Equity	$147,091	$121,473

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2012	2011

Revenues:
Rental	$15,032	$15,901

Total revenue	15,032	15,901

Expenses:

Rental operating expenses	4,428	4,452
Real estate taxes and insurance	2,844	2,796
Depreciation and amortization	4,001	3,409
Interest expense	7,030	4,187

Total expenses	18,303	14,844

Net income (loss) before interest income	(3,271)	1,057

Interest income	4	12

Net income (loss) attributable to preferred stockholders	$(3,267)	$1,069

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income (loss) per preferred share, basic and diluted	$(4,667)	$1,527

See accompanying notes to consolidated financial statements.

F-4

FSP 50 South Tenth Street Corp.
Consolidated Statements of Other Comprehensive Income (Loss)

	For the Year Ended December 31,
(in thousands)	2012	2011

Net income (loss)	$(3,267)	$1,069

Other comprehensive loss:
Unrealized loss on derivative financial instrument	(1,024)	-
Total other comprehensive loss	(1,024)	-

Comprehensive income (loss)	$(4,291)	$1,069

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2011 and 2012

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2011	$—	$—	$64,224	$—	$(18,474)	$45,750

Comprehensive income	—	—	—	—	1,069	1,069

Distributions - preferred stockholders or $5,250 per preferred share	—	—	—	—	(3,675)	(3,675)

Balance, December 31, 2011	—	—	64,224	—	(21,080)	43,144

Comprehensive loss	—	—	—	(1,024)	(3,267)	(4,291)

Distributions - preferred stockholders or $2,525 per preferred share	—	—	—	—	(1,767)	(1,767)

Balance, December 31, 2012	$—	$—	$64,224	$(1,024)	$(26,114)	$37,086

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,267)	$1,069
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	5,528	3,468
Amortization of favorable real estate leases	432	402
Amortization of unfavorable real estate leases	(140)	(175)
Increase (decrease) in bad debt reserve	(51)	38
Changes in operating assets and liabilities:
Cash - held in escrow	-	1,388
Tenant rent receivable	10	6
Step rent receivable	783	(106)
Prepaid expenses and other assets	116	(89)
Accounts payable and accrued expenses	841	(235)
Tenant security deposits	(23)	11
Payment of lease acquisition costs	(23,950)	-
Payment of deferred leasing costs	(6,846)	(17)

Net cash provided by (used for) by operating activities	(26,567)	5,760
Cash flows from investing activities:
Purchase of real estate assets	(17)	(369)

Net cash used for investing activities	(17)	(369)
Cash flows from financing activities:
Distributions to stockholders	(1,767)	(3,675)
Proceeds from loan payable - affiliate	30,000	76,200
Principal payments on loan payable	-	(76,200)
Proceeds from loan payable	106,200	-
Principal payments on loan payable - affiliate	(106,200)	-
Payments of deferred financing costs	(1,486)	(1,061)
Net cash provided by (used for) financing activities	26,747	(4,736)
Net increase in cash and cash equivalents	163	655
Cash and cash equivalents, beginning of year	9,519	8,864
Cash and cash equivalents, end of year	$9,682	$9,519
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,246	$4,126

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$-	$3

Disclosure of non-cash financing activities:
Accrued deferred financing costs	$-	$23

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2012 and 2011, no impairment charges were recorded.

Depreciation expense of $2,659,000 and $2,632,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $980,000 and $703,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $6,447,000. Detail of the remaining acquired real estate leases are as follows:

	December 31,
(in thousands)	2012	2011
Cost	$3,812	$4,989
Accumulated amortization	(3,098)	(3,295)
Book value	$714	$1,694

The estimated annual amortization expense for the three years succeeding December 31, 2012 is as follows:

(in thousands)
2013	$503
2014	$177
2015	$34

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $432,000 and $402,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $3,198,000. Detail of the remaining acquired favorable real estate leases are as follows:

	December 31,
(in thousands)	2012	2011
Cost	$2,311	$2,618
Accumulated amortization	(1,919)	(1,794)
Book value	$392	$824

The estimated annual amortization expense for the two years succeeding December 31, 2012 is as follows:

(in thousands)
2013	$311
2014	$81

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time of property acquisition. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $140,000 and $175,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $1,482,000. Detail of the remaining acquired unfavorable real estate leases are as follows:

	December 31,
(in thousands)	2012	2011
Cost	$1,216	$1,216
Accumulated amortization	(865)	(725)
Book value	$351	$491

The estimated annual amortization expense for the three years succeeding December 31, 2012 is as follows:

(in thousands)
2013	$140
2014	$140
2015	$71

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $5,866,000 and $6,666,000 at December 31, 2012 and 2011, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

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

For the years ended December 31, 2012 and 2011, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31:

	2012	2011
Oracle America	59%	53%
Target	24%	7%
Ryan Companies	-	17%

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, loan payable, and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $986,000 and $771,000 at December 31, 2012 and 2011, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. Management monitors outstanding balances and relationships and concluded that an allowance of $0 and $51,000 as of December 31, 2012 and 2011, respectively, was sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Deferred leasing costs of $6,846,000 and $17,000 were incurred during the years ended December 31, 2012 and 2011, respectively. Amortization expense was $362,000 and $74,000 for the years ended December 31, 2012 and 2011, respectively.

LEASE ACQUISITION COSTS

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized into revenue on a straight-line basis over the term of the lease agreement. Amortization of $998,000 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the year ended December 31, 2012.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.      Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION (continued)

A schedule showing the components of rental revenue is shown below.

	Year Ended December 31,
(in thousands)	2012	2011
Income from leases	$9,232	$9,175
Straight-line rent adjustment	(783)	106
Reimbursable expenses	6,875	6,847
Amortization of favorable leases	(432)	(402)
Amortization of unfavorable leases	140	175

Total	$15,032	$15,901

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2012 and 2011. Subsequent to the completion of the offering shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

DERIVATIVE INSTRUMENTS

The Company recognizes derivatives on the Consolidated Balance Sheets at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Operations in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the Consolidated Statements of Operations. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

RECENT ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this update for the years ending December 31, 2012 and 2011.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

3.     Loans Payable

BofA Loan

The Property was subject to a $76,200,000 mortgage loan (the “BofA Loan”) with Bank of America, N.A. The BofA Loan was repaid in full on December 29, 2011. The BofA Loan originally closed on December 21, 2006, had a January 1, 2012 maturity date and was secured by, among other items, a first mortgage lien on the Property. Interest on the BofA Loan was fixed at 5.287% per annum and the Company was obligated to make monthly payments of interest only until the maturity date, at which time the principal amount of the BofA Loan, together with any accrued but unpaid interest, was due and payable in full. Interest expense paid for the year ended December 31, 2011 was $4,085,000. The BofA Loan was nonrecourse to the Company. The documentation evidencing and securing the BofA Loan contained customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with BofA Loan covenants on December 29, 2011, the date that the BofA Loan was repaid in full.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

3.     Loans Payable (continued)

Bridge Loan

On December 29, 2011, the Company executed and delivered a promissory note to Franklin Street that evidenced a loan for up to $106,200,000 (the “Bridge Loan”). On July 27, 2012, the Company repaid the Bridge Loan in its entirety from the proceeds of the Term Loan (as defined below). Please refer to Note 7 below for a detailed description of the Bridge Loan.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the year ended December 31, 2012 was $1,336,000.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of December 31, 2012.

4.      Financial Instruments: Derivatives and Hedging

On July 27, 2012, the Company fixed the 30-day LIBOR interest rate for the five year term of the Term Loan at 0.87% per annum pursuant to an interest rate swap agreement.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

4.     Financial Instruments: Derivatives and Hedging (continued)

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

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2012. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$106,200	0.87%	7/2012	7/2017	$(1,024)

As of December 31, 2012, the derivative instrument was reported as an obligation at its fair value of approximately $1,024,000. This is included in other liabilities: derivative termination value on the Consolidated Balance Sheet at December 31, 2012. Offsetting adjustments are represented as deferred gains or losses on derivative financial instruments in accumulated other comprehensive loss of $1,024,000.

The Company was hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

5.     Income Taxes

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company files income tax returns in the U.S. federal jurisdiction and the State of Minnesota jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2009 and thereafter.

For the period ended December 31, 2006 and for the year ended December 31, 2012, the Company incurred a net operating loss for income tax purposes of approximately $4,166,000 and $3,087,000 that can be carried forward until it expires in the year 2026 and 2032, respectively.

At December 31, 2012, the Company’s net tax basis of its real estate assets was $106,131,000.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

5.      Income Taxes (continued)

The following schedule reconciles net income (loss) to taxable income (loss) subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2012	2011

Net income (loss)	$(3,267)	$1,069

Add: Book depreciation and amortization	5,528	3,468
Amortization of favorable real estate leases	432	402
Deferred rent	4	5
Bad debt expenses	—	38
Less: Tax depreciation and amortization	(5,429)	(3,830)
Amortization of unfavorable real estate leases	(140)	(175)
Straight-line rents	(215)	(106)
Taxable income (loss)	$(3,087)	$871

The following schedule summarizes the tax components of the distributions paid for the year ended December 31,:

(dollars in thousands)	2012		2011
	Preferred	%	Preferred	%
Ordinary income	$—	0%	$904	25%
Return of Capital	1,767	100%	2,771	75%

Total	$1,767	100%	$3,675	100%

6.     Capital Stock

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

7.     Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2012 and 2011, management fees paid were $160,000 and $158,000, respectively.

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

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, the Company requested and Franklin Street funded a revolving advance in the amount of $30,000,000. The Company was required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of December 31, 2012, the revolving advance fees paid to Franklin Street were $300,000.

As of December 31, 2012, costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee, the $300,000 Revolving Line Component fee and a $520,000 exit fee paid to Franklin Street, were $1,582,000 and had been fully amortized and included in interest expense in the Company’s Statement of Operations for the year ended December 31, 2012.

The Company was obligated to pay interest only on the outstanding principal amount of the Term Loan Component and any revolving advances under the Revolving Line Component at the fixed rate of 6.51% per annum. The outstanding principal amount of the Bridge Loan, together with any accrued but unpaid interest, was due and payable on December 31, 2013. The Bridge Loan could be prepaid in whole or in part at any time without premium or penalty. Any partial payment had to be in an amount at least equal to $100,000. At the time of any prepayment and upon payment of the unpaid principal balance on the maturity date, the Company was required to pay Franklin Street an exit fee in an amount equal to 0.49% of such prepayment or payment of the unpaid principal balance. Interest expense paid for the year ended December 31, 2012 was $3,647,000.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

7.     Related Party Transactions (continued)

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2012 and 2011, investor services fees paid were approximately $3,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

8.      Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2013	$ 9,016
	2014	8,143
	2015	7,731
	2016	7,801
	2017	8,018
	Thereafter	109,770

		$ 150,479

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on November 8, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

9.      Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2012 and 2011, the Company owned and operated a twelve-story multi-tenant office and retail building in that one segment.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

10.      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2012	2011

Deferred rental income	$1,377	$874
Accrued operating expenses	257	267
Accrued interest expense	258	1
Due to tenants	229	230
Accounts payable and other accrued expenses	225	159
Total	$2,346	$1,531

11.      Subsequent Event

The Company’s board of directors declared a cash distribution of $1,290 per preferred share on January 25, 2013 to the holders of record of the Preferred Stock on February 8, 2013, payable on March 1, 2013.

SCHEDULE III

FSP 50 South Tenth Street Corp.

Real Estate and Accumulated Depreciation

December 31, 2012

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
50 South Tenth Street, Minneapolis, MN	$106,200	$21,974	$97,321	$955	$21,974	$98,290	$120,264	$15,780	$104,484	15-39	2006

(1)	The aggregate cost for Federal Income Tax purposes is $128,427.

FSP 50 South Tenth Street Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2012	2011

Real estate investments, at cost:
Balance, beginning of year	$120,250	$119,912
Improvements	14	363
Dispositions	—	(25)

Balance, end of year	$120,264	$120,250

Accumulated depreciation:
Balance, beginning of year	$13,121	$10,514
Depreciation	2,659	2,632
Dispositions	—	(25)

Balance, end of year	$15,780	$13,121

