Form 10-Q
period 2013-03-31
FSP 50 South Tenth Street Corp
filed 2013-05-14
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

YES ☐   NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of April 30, 2013.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FSP 50 South Tenth Street Corp. Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	March 31, 2013	December 31, 2012

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Building and improvements	98,290	98,290
	120,264	120,264
Less accumulated depreciation	16,446	15,780
Real estate investments, net	103,818	104,484

Acquired real estate leases, net of accumulated amortization of $3,224 and $3,098, respectively	588	714
Acquired favorable real estate leases, net of accumulated amortization of $1,997 and $1,919, respectively	314	392
Cash and cash equivalents	10,733	9,682
Tenant rent receivable, less allowance
for doubtful accounts of $14 and $0, respectively	57	56
Step rent receivable	1,062	986
Lease acquisition costs, net	22,620	22,952
Deferred leasing costs, net of accumulated amortization of $584 and $470, respectively	6,670	6,781
Deferred financing costs, net of accumulated amortization of $149 and $93, respectively	964	1,020
Prepaid expenses and other assets	6	24
Total assets	$146,832	$147,091

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,826	$2,346
Tenant security deposits	84	84
Loan payable	106,200	106,200
Other Liabilities: derivative termination value	889	1,024
Acquired unfavorable real estate leases, net of accumulated amortization of $900 and $865, respectively	316	351
Total liabilities	110,315	110,005

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding at March 31, 2013
and December 31, 2012, aggregate liquidation preference $70,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	64,224	64,224
Accumulated other comprehensive loss	(889)	(1,024)
Retained earnings and distributions in excess of earnings	(26,818)	(26,114)
Total Stockholders’ Equity	36,517	37,086

Total Liabilities and Stockholders’ Equity	$146,832	$147,091
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2013	2012

Revenues:
Rental	$3,783	$3,738

Total revenue	3,783	3,738

Expenses:

Rental operating expenses	1,115	971
Real estate taxes and insurance	748	711
Depreciation and amortization	906	1,283
Interest expense	817	1,607

Total expenses	3,586	4,572

Net income (loss) before interest income	197	(834)

Interest income	2	2

Net income (loss) attributable to preferred stockholders	$199	$(832)

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income (loss) per preferred share, basic and diluted	$284	$(1,189)
See accompanying notes to consolidated financial statements.

3

FSP 50 South Tenth Street Corp. Consolidated Statements of Other Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2013	2012

Net income (loss)	$199	$(832)

Other comprehensive income:
Unrealized gain on derivative financial instruments	135	-
Total other comprehensive income	135	-

Comprehensive income (loss)	$334	$(832)
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$199	$(832)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	962	1,439
Amortization of favorable real estate leases	78	199
Amortization of unfavorable real estate leases	(35)	(35)
Increase in bad debt reserve	14	-
Changes in operating assets and liabilities:
Tenant rent receivable	(15)	(111)
Step rent receivable	256	28
Prepaid expenses and other assets	18	126
Accounts payable and accrued expenses	480	901
Payments of lease acquisition costs	-	(23,950)
Payments of deferred leasing costs	(3)	(6,780)

Net cash provided by (used for) operating activities	1,954	(29,015)
Cash flows from investing activities:
Purchase of real estate assets	-	(42)

Net cash used for investing activities	-	(42)
Cash flows from financing activities:
Distributions to stockholders	(903)	-
Proceeds from loan payable - affiliate	-	30,000
Payments of deferred financing costs	-	(373)

Net cash provided by (used for) financing activities	(903)	29,627

Net increase in cash and cash equivalents	1,051	570

Cash and cash equivalents, beginning of period	9,682	9,519

Cash and cash equivalents, end of period	$10,733	$10,089

Supplemental disclosure of cash flow information:
Cash paid for interest	$757	$1,400

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$-	$6
See accompanying notes to consolidated financial statements.
5

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiary. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2013 and December 31, 2012, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs, Financial Instruments, Derivative Instruments, and Fair Value Measurements (continued)

Lease Acquisition Costs

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized into revenue on a straight-line basis over the term of the lease agreement. Amortization of $332,000 and $0 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loans payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Derivative Instruments

The Company recognizes derivatives on the Consolidated Balance Sheets at fair value. Derivatives that do not qualify, or are not designated as hedge relationships, must be adjusted to fair value through income. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as either an asset or liability. To the extent hedges are effective, a corresponding amount, adjusted for swap payments, is recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Amounts are then reclassified from accumulated other comprehensive income (loss) to the Consoldiated Statements of Operations in the period or periods the hedged forecasted transaction affects earnings. Ineffectiveness, if any, is recorded in the Consolidated Statements of Operations. The Company periodically reviews the effectiveness of each hedging transaction, which involves estimating future cash flows, at least quarterly. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Fair values of derivatives are subject to significant variability based on changes in interest rates. The results of such variability could be a significant increase or decrease in our derivative assets, derivative liabilities, book equity, and/or earnings.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the period ended March 31, 2013 was $761,000.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of March 31, 2013.

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

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2013. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 106,200	0.87%	7/2012	7/2017	$ (889)

As of March 31, 2013, the derivative instrument was reported as an obligation at its fair value of approximately $889,000. This is included in other liabilities: derivative termination value on the Consolidated Balance Sheet at March 31, 2013. Offsetting adjustments are represented as deferred gains or losses on derivative financial instruments in accumulated other comprehensive income of $135,000. During the three months ended March 31, 2013, $176,000 was reclassified out of other comprehensive income and into interest expense.

The Company was hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5.  Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2013 and 2012, management fees paid were $41,000 and $40,000, respectively.

Bridge Loan

On December 29, 2011, the Company executed and delivered a promissory note to Franklin Street that evidenced a loan for up to $106,200,000 (the “Bridge Loan”). On July 27, 2012, the Company repaid the Bridge Loan in its entirety from the proceeds of the Term Loan. The Bridge Loan included a term loan component (the “Term Loan Component”) in the amount of $76,200,000, all of which was funded on December 29, 2011 and used to repay the Company’s loan in the same amount from Bank of America, N.A. in full. The Company paid Franklin Street a Term Loan Component fee in the amount of $762,000 on December 29, 2011. The Bridge Loan also included a revolving line of credit component that could not at any time exceed $30,000,000 (the “Revolving Line Component”). The proceeds of the Revolving Line Component of the Bridge Loan were to be used for lender-approved tenant improvement costs, leasing commissions and other incentives necessary to lease space at the Property.

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, the Company requested and Franklin Street funded a revolving advance in the amount of $30,000,000. The Company was required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of March 31, 2012, the revolving advance fees paid to Franklin Street were $300,000.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $156,000 is included in interest expense in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2012.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5.     Related Party Transactions (continued)

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2013 and 2012, investor services fees and expenses paid were approximately $4,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

6.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2013 and 2012.

7.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

8.     Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2013	$1,290	$903,000

First quarter of 2012	-	-

9.    Subsequent Event

The Company’s board of directors declared a cash distribution of $1,290 per preferred share on April 26, 2013 to the holders of record of the Preferred Stock on May 10, 2013, payable on May 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, the financial performance of Target Corporation (NYSE:TGT), which we refer to as Target, changes in government regulations and regulatory uncertainty, uncertainty about government fiscal policy, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, which directly affects the demand for office space, our primary income producing asset. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, uncertainty about government fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact current or future economic factors will have on our business.

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

The Property primarily has office and retail space, which collectively was approximately 98.8% occupied as of March 31, 2013. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease will become part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of space contains an aggregate of 189,889 RSF and has or will become part of the leased premises pursuant to the following put arrangement:

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

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We were required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of March 31, 2012, the revolving advance fees paid to Franklin Street were $300,000.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the period ended March 31, 2013 was $761,000.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of March 31, 2013.

Building Reserves

The Term Loan requires the Company to maintain a cash balance of $6,000,000. As of March 31, 2013, the Company’s measure of cash reserves beyond operating needs was approximately $6,900,000. Not only does the Company need to continue to maintain the cash balance required by the Term Loan, but it also believes that it is necessary and prudent to build reserves in light of the potential needs for ongoing leasing costs of the Property’s retail space and capital expenditures not covered by existing tenant lease obligations. Accordingly, the Company anticipates that until it believes that such reserve levels are established, the Company’s level of dividends on its Preferred Stock will be somewhat reduced from average levels of the past five years. The Company is estimating dividend distributions from operations for the balance of 2013 as follows:

QUARTER	ESTIMATED DIVIDEND	ESTIMATED DIVIDENDS	ESTIMATED ANNUALIZED
	PER SHARE	PAID	YIELD (1)

2nd quarter 2013	$1,290	$903,000	5.2%
3rd quarter 2013	$1,290	$903,000	5.2%
4th quarter 2013	$1,290	$903,000	5.2%

(1)	Estimated yield is calculated on the original issue price of a share of Preferred Stock of $100,000.

Dividend amounts and cash reserves will be constantly evaluated for levels that best balance current shareholder distributions and required/prudent property capital needs and adjusted as deemed appropriate. Although we believe that the estimated dividend distributions are reasonable, neither the Company nor management can guarantee future dividend levels. The Company’s Board of Directors is ultimately responsible for making (or not making) a dividend declaration.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of March 31, 2013, we had neither sought nor obtained a revolving line of credit.

Possible Future Capital Transaction

We do not intend to borrow any additional money at this time but have the right to obtain the revolving line of credit described above. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Term Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock (which we have the right to do without obtaining consent of the holders of shares of our Preferred Stock) or the use of our revolving line of credit will be sufficient to repay the Term Loan at that time. In light of the Target Lease, we believe that our financial options could be numerous and we intend to monitor the Property’s performance and market conditions and evaluate future opportunities for the Property, including a possible sale of the Property. Of course, any sale of the Property would be subject to a number of conditions, including approval by our directors and the holders of a majority of the shares of Preferred Stock.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012.

Revenue

Total revenue increased by $0.1 million to $3.8 million for the three months ended March 31, 2013, as compared to $3.7 million for the three months ended March 31, 2012. This increase was primarily attributable to the increase in recoverable income of $0.1 million.

Expenses

Total expenses decreased by $1.0 million to $3.6 million for the three months ended March 31, 2013, as compared to $4.6 million for the three months ended March 31, 2012. This decrease was primarily attributable to a decrease in interest expense of $0.8 million and a decrease in depreciation and amortization of $0.4 million, which was offset by an increase in rental operating expense of $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $10.7 million at March 31, 2013 and $9.7 million at December 31, 2012.

As of March 31, 2013, the Term Loan was outstanding in the principal amount of $106.2 million.

Management believes that existing cash and cash equivalents as of March 31, 2013 of $10.7 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $2.0 million for the three months ended March 31, 2013 was primarily attributable to a net income of approximately $0.2 million, an increase in accounts payable of $0.5 million, add back of $1.0 million of depreciation and amortization and $0.3 million of amortization of lease acquisition costs.

Financing Activities

The cash used for financing activities of $0.9 million for the three months ended March 31, 2013 was attributable to a $0.9 million dividend payment.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of March 31, 2013, we had approximately $2.8 million in accrued liabilities, and $106.2 million in long-term debt in the form of the Term Loan. In the near term, liquidity is generated by cash from operations.

Secured Debt

For descriptions of the Company’s past and current secured debt, please refer to (i) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan” and (ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Term Loan”.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2013 and 2012, management fees paid were $41,000 and $40,000, respectively.

Bridge Loan

For a description of the Bridge Loan from Franklin Street to the Company, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2013 and 2012, investor services fees and expenses paid were approximately $4,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: May 14, 2013	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 14, 2013	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

