Form 10-Q
period 2013-06-30
FSP 50 South Tenth Street Corp
filed 2013-08-12
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of July 31, 2013.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

June 30, 2013

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012
		3
	Consolidated Statements of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012
		4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 1A	. Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2013	December 31, 2012

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Building and improvements	98,343	98,290
	120,317	120,264
Less accumulated depreciation	17,112	15,780
Real estate investments, net	103,205	104,484

Acquired real estate leases, net of accumulated amortization of $3,349 and $3,098, respectively	463	714
Acquired favorable real estate leases, net of accumulated amortization of $2,074 and $1,919, respectively	237	392
Cash and cash equivalents	10,262	9,682
Tenant rent receivable, less allowance for doubtful accounts of $14 and $0, respectively	43	56
Step rent receivable	1,138	986
Lease acquisition costs, net	22,287	22,952
Deferred leasing costs, net of accumulated amortization of $699 and $470, respectively	6,561	6,781
Deferred financing costs, net of accumulated amortization of $204 and $93, respectively	909	1,020
Prepaid expenses and other assets	62	24
Other assets: derivative asset	961	—
Total assets	$146,128	$147,091

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,940	$2,346
Tenant security deposits	88	84
Loan payable	106,200	106,200
Other liabilities: derivative termination value	—	1,024
Acquired unfavorable real estate leases, net of accumulated amortization of $935 and $865, respectively	281	351
Total liabilities	108,509	110,005

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding at June 30, 2013
and December 31, 2012, aggregate liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Accumulated other comprehensive income (loss)	961	(1,024)
Retained earnings and distributions in excess of earnings	(27,566)	(26,114)
Total Stockholders’ Equity	37,619	37,086

Total Liabilities and Stockholders’ Equity	$146,128	$147,091
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012

Revenues:
Rental	$3,826	$3,683	$7,609	$7,421

Total revenue	3,826	3,683	7,609	7,421

Expenses:

Rental operating expenses	1,194	1,075	2,309	2,046
Real estate taxes and insurance	748	712	1,496	1,423
Depreciation and amortization	906	906	1,812	2,189
Interest expense	825	1,997	1,642	3,604

Total expenses	3,673	4,690	7,259	9,262

Income (loss) before interest income	153	(1,007)	350	(1,841)

Interest income	2	—	4	2

Net income (loss) attributable to preferred stockholders	$155	$(1,007)	$354	$(1,839)

Weighted average number of preferred shares outstanding, basic and diluted	700	700	700	700

Net income (loss) per preferred share, basic and diluted	$221	$(1,439)	$506	$(2,627)
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$155	$(1,007)	$354	$(1,839)

Other comprehensive income:
Unrealized gain on derivative financial instruments	1,850	—	1,985	—
Total other comprehensive income	1,850	—	1,985	—

Comprehensive income (loss)	$2,005	$(1,007)	$2,339	$(1,839)

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$354	$(1,839)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	1,923	2,527
Amortization of favorable real estate leases	155	276
Amortization of unfavorable real estate leases	(70)	(70)
Increase in bad debt reserve	14	(49)
Changes in operating assets and liabilities:
Tenant rent receivable	(1)	57
Step rent receivable	513	281
Prepaid expenses and other assets	(38)	68
Accounts payable and accrued expenses	(458)	441
Tenant security deposits	4	(16)
Payments of lease acquisition costs	—	(23,950)
Payments of deferred leasing costs	(9)	(6,829)
Net cash provided by (used for) operating activities	2,387	(29,103)
Cash flows from investing activities:
Purchase of real estate assets	(1)	(25)

Net cash used for investing activities	(1)	(25)
Cash flows from financing activities:
Distributions to stockholders	(1,806)	(501)
Proceeds from loan payable - affiliate	—	30,000
Payments of deferred financing costs	—	(373)

Net cash provided by (used for) financing activities	(1,806)	29,126

Net increase (decrease) in cash and cash equivalents	580	(2)

Cash and cash equivalents, beginning of period	9,682	9,519

Cash and cash equivalents, end of period	$10,262	$9,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,540	$3,148

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$52	$6
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs, Financial Instruments, Recent Accounting Standards, Derivative Instruments, and Fair Value Measurements

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2013 and December 31, 2012, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs, Financial Instruments, Recent Accounting Standards, Derivative Instruments, and Fair Value Measurements (continued)

Lease Acquisition Costs

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized into revenue on a straight-line basis over the term of the lease agreement. Amortization of $665,000 and $333,000 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012, respectively.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. This update was effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the disclosures in, or presentation of, our condensed consolidated financial statements.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs, Financial Instruments, Recent Accounting Standards, Derivative Instruments, and Fair Value Measurements (continued)

Fair Value Measurements (continued)

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the period ended June 30, 2013 was $1,531,000.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of June 30, 2013.

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

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2013. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 106,200	0.87%	7/2012	7/2017	$ 961

As of June 30, 2013, the derivative instrument was reported as an asset at its fair value of approximately $961,000. This is included in other assets: derivative on the Consolidated Balance Sheet at June 30, 2013. Offsetting adjustments are represented as deferred gains or losses on derivative financial instruments in accumulated other comprehensive income of $1,985,000. During the six months ended June 30, 2013, $355,000 was reclassified out of other comprehensive income and into interest expense.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.      Financial Instruments: Derivatives and Hedging (continued)

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $236,000 of the current balance held in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The Company was hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The fair value of the Company’s derivative instrument is determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. This financial instrument was classified within Level 2 of the fair value hierarchy and was classified as an asset or liability on the condensed Consolidated Balance Sheet.

5.      Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2013 and 2012, management fees paid were $81,000 and $76,000, respectively.

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

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, the Company could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, the Company requested and Franklin Street funded a revolving advance in the amount of $30,000,000. The Company was required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of June 30, 2012, the revolving advance fees paid to Franklin Street were $300,000.

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee and $300,000 Revolving Line Component fee paid to Franklin Street, were $1,434,000 and are being amortized on a straight-line basis over the term of the Bridge Loan. Amortization expense of $338,000 is included in interest expense in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2012.

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

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2013 and 2012, investor services fees and expenses paid were approximately $7,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

6.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2013 and 2012.

7.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2013	$1,290	$903,000
Second quarter of 2013	1,290	903,000

First quarter of 2012	—	—
Second quarter of 2012	—	—

9.      Subsequent Event

The Company’s board of directors declared a cash distribution of $1,290 per preferred share on July 26, 2013 to the holders of record of the Preferred Stock on August 9, 2013, payable on August 29, 2013.

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

The Property primarily has office and retail space, which collectively was approximately 99.6% occupied as of June 30, 2013. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

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

The Bridge Loan was evidenced by a loan agreement dated December 29, 2011 by and between the Company and Franklin Street. Pursuant to the loan agreement, we could borrow, repay and reborrow Revolving Line Component funds in the form of revolving advances from time to time so long as no event of default existed and certain other customary conditions were satisfied, provided, however, that the aggregate principal amount of all revolving advances outstanding at any time could in no event exceed $30,000,000. On March 4, 2012, we requested and Franklin Street funded a revolving advance in the amount of $30,000,000. We were required to pay Franklin Street a fee in an amount equal to 1.00% of each revolving advance. As of June 30, 2012, the revolving advance fees paid to Franklin Street were $300,000.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the period ended June 30, 2013 was $1,531,000.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of June 30, 2013.

Building Reserves

The Term Loan requires the Company to maintain a cash balance of $6,000,000. As of June 30, 2013, the Company’s measure of cash reserves beyond operating needs was approximately $7,300,000. Not only does the Company need to continue to maintain the cash balance required by the Term Loan, but it also believes that it is necessary and prudent to build reserves in light of the potential needs for ongoing leasing costs of the Property’s retail space and capital expenditures not covered by existing tenant lease obligations. Accordingly, the Company anticipates that until it believes that such reserve levels are established, the Company’s level of dividends on its Preferred Stock will be somewhat reduced from average levels of the past five years. The Company is estimating dividend distributions from operations for the balance of 2013 as follows:

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

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of June 30, 2013, we had neither sought nor obtained a revolving line of credit.

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

Results of Operations

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012.

Revenue

Total revenue increased by $0.1 million to $3.8 million for the three months ended June 30, 2013, as compared to $3.7 million for the three months ended June 30, 2012. This increase was primarily attributable to the increase in recoverable income of $0.1 million.

Expenses

Total expenses decreased by $1.0 million to $3.7 million for the three months ended June 30, 2013, as compared to $4.7 million for the three months ended June 30, 2012. This decrease was primarily attributable to a decrease in interest expense of $1.1 million, which was offset by an increase in rental operating expense of $0.1 million.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012.

Revenue

Total revenue increased by $0.2 million to $7.6 million for the six months ended June 30, 2013, as compared to $7.4 million for the six months ended June 30, 2012. This increase was primarily attributable to the increase in recoverable income of approximately $0.3 million, a decrease in amortization of lease acquisition costs of $0.2 million, which was offset by an increase in the amortization of lease inducements of approximately $0.3 million.

Expenses

Total expenses decreased $2.0 million to $7.3 million for the six months ended June 30, 2013, as compared to $9.3 million for the six months ended June 30, 2012. This decrease was primarily attributable to decrease in interest expense of $2.0 million and a decrease in depreciation and amortization of $0.4 million, which was offset by an increase in operating expenses of $0.3 million and a increase in real estate taxes and insurance of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $10.3 million at June 30, 2013 and $9.7 million at December 31, 2012. The increase of $0.6 million is attributable to $2.4 million provided by operating activities less $1.8 million used in financing activities.

Management believes that existing cash and cash equivalents as of June 30, 2013 of $10.3 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

As of June 30, 2013, the Term Loan was outstanding in the principal amount of $106.2 million.

Operating Activities

The cash provided by operating activities of $2.4 million for the six months ended June 30, 2013 was primarily attributable to a net income of approximately $0.4 million, plus the add back of $2.0 million of depreciation and amortization and $0.5 million of amortization of lease acquisition costs. These increases were partially offset by a $0.5 million decrease in accounts payable and accrued liabilities.

Investing Activities

The cash used for investing activities of $1,000 for the six months ended June 30, 2013 was for capital expenditures.

Financing Activities

The cash used for financing activities of $1.8 million for the six months ended June 30, 2013 was attributable to a $1.8 million dividend payment.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of June 30, 2013, we had approximately $2.3 million in accrued liabilities, and $106.2 million in long-term debt in the form of the Term Loan. In the near term, liquidity is generated by cash from operations.

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

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2013 and 2012, management fees paid were $81,000 and $76,000, respectively.

Bridge Loan

For a description of the Bridge Loan from Franklin Street to the Company, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2013 and 2012, investor services fees and expenses paid were approximately $7,000 and $0, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: August 12, 2013	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 12, 2013	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

