Form 10-Q
period 2013-09-30
FSP 50 South Tenth Street Corp
filed 2013-11-12
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 000-52551

FSP 50 South Tenth Street Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-5530367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

NO [X]	YES [_]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of October 31, 2013.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2013	December 31, 2012

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Building and improvements	98,479	98,290
	120,453	120,264
Less accumulated depreciation	17,778	15,780
Real estate investments, net	102,675	104,484

Acquired real estate leases, net of accumulated amortization of $3,475 and $3,098, respectively	337	714
Acquired favorable real estate leases, net of accumulated amortization of $2,152 and $1,919, respectively	159	392
Cash and cash equivalents	11,594	9,682
Tenant rent receivable, less allowance for doubtful accounts of $14 and $0, respectively	75	56
Step rent receivable	1,216	986
Lease acquisition costs, net	21,954	22,952
Deferred leasing costs, net of accumulated amortization of $814 and $470, respectively	6,475	6,781
Deferred financing costs, net of accumulated amortization of $260 and $93, respectively	853	1,020
Prepaid expenses and other assets	47	24
Other assets: derivative asset	382	—
Total assets	$145,767	$147,091

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,874	$2,346
Tenant security deposits	88	84
Loan payable	106,200	106,200
Other liabilities: derivative termination value	—	1,024
Acquired unfavorable real estate leases, net of accumulated amortization of $970 and $865, respectively	246	351
Total liabilities	109,408	110,005

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 issued and outstanding at September 30, 2013
and December 31, 2012, aggregate liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Accumulated other comprehensive income (loss)	382	(1,024)
Retained earnings and distributions in excess of earnings	(28,247)	(26,114)
Total Stockholders’ Equity	36,359	37,086

Total Liabilities and Stockholders’ Equity	$145,767	$147,091

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012

Revenues:
Rental	$3,929	$3,896	$11,538	$11,317

Total revenue	3,929	3,896	11,538	11,317

Expenses:

Rental operating expenses	1,223	1,276	3,532	3,322
Real estate taxes and insurance	745	710	2,241	2,133
Depreciation and amortization	907	907	2,719	3,096
Interest expense	834	2,591	2,476	6,195

Total expenses	3,709	5,484	10,968	14,746

Income (loss) before interest income	220	(1,588)	570	(3,429)

Interest income	2	—	6	2

Net income (loss) attributable to preferred stockholders	$222	$(1,588)	$576	$(3,427)

Weighted average number of preferred shares outstanding,
basic and diluted	700	700	700	700

Net income (loss) per preferred share, basic and diluted	$317	$(2,269)	$823	$(4,896)

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$222	$(1,588)	$576	$(3,427)

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(579)	(1,176)	1,406	(1,176)
Total other comprehensive income (loss)	(579)	(1,176)	1,406	(1,176)

Comprehensive income (loss)	$(357)	$(2,764)	$1,982	$(4,603)

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$576	$(3,427)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	2,886	4,567
Amortization of favorable real estate leases	233	354
Amortization of unfavorable real estate leases	(105)	(105)
Increase (decrease) in bad debt reserve	14	(51)
Changes in operating assets and liabilities:
Tenant rent receivable	(33)	26
Step rent receivable	768	531
Prepaid expenses and other assets	(23)	93
Accounts payable and accrued expenses	478	1,316
Tenant security deposits	4	(12)
Payments of lease acquisition costs	—	(23,950)
Payments of deferred leasing costs	(38)	(6,843)
Net cash provided by (used for) operating activities	4,760	(27,501)
Cash flows from investing activities:
Purchase of real estate assets	(139)	(25)

Net cash used for investing activities	(139)	(25)
Cash flows from financing activities:
Distributions to stockholders	(2,709)	(1,001)
Proceeds from loan payable - affiliate	—	30,000
Proceeds from loan payable	—	106,200
Principal payments on loan payable - affiliate	—	(106,200)
Payments of deferred financing costs	—	(1,486)

Net cash provided by (used for) financing activities	(2,709)	27,513

Net increase (decrease) in cash and cash equivalents	1,912	(13)

Cash and cash equivalents, beginning of period	9,682	9,519

Cash and cash equivalents, end of period	$11,594	$9,506

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,318	$4,498

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$50	$6

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At September 30, 2013 and December 31, 2012, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs, Financial Instruments, Recent Accounting Standards, Derivative Instruments, and Fair Value Measurements (continued)

Lease Acquisition Costs

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized into revenue on a straight-line basis over the term of the lease agreement. Amortization of $998,000 and $665,000 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012, respectively.

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

Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company files income tax returns in the U.S. federal jurisdiction and State of Minnesota jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2010 and thereafter.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the periods ended September 30, 2013 and 2012 was $2,309,000 and $558,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of September 30, 2013 and December 31, 2012.

4. Financial Instruments: Derivatives and Hedging

On July 27, 2012, the Company fixed the 30-day LIBOR interest rate for the five year term of the Term Loan at 0.87% per annum pursuant to an interest rate swap agreement.

The interest swap agreement qualifies as a cash flow hedge and has been recognized on the Consolidated Balance Sheets at fair value. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income (loss) and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2013. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$ 106,200	0.87%	7/2012	7/2017	$ 382

As of September 30, 2013, the derivative instrument was reported as an asset at its fair value of approximately $382,000. This is included in other assets: derivative asset on the Consolidated Balance Sheet at September 30, 2013. Offsetting adjustments are represented as deferred gains or losses on derivative financial instruments in accumulated other comprehensive income (loss) of $1,406,000. During the nine months ended September 30, 2013, $540,000 was reclassified out of other comprehensive income and into interest expense.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financial Instruments: Derivatives and Hedging (continued)

Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $100,000 of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

The Company was hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The fair value of the Company’s derivative instrument is determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. This financial instrument was classified within Level 2 of the fair value hierarchy and was classified as an asset or liability on the condensed Consolidated Balance Sheets.

5. Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2013 and 2012, management fees paid were $121,000 and $119,000, respectively.

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

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee, the $300,000 Revolving Line Component fee and a $520,000 exit fee paid to Franklin Street, were $1,582,000 and were fully amortized and included in interest expense in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2012.

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

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2013 and 2012, investor services fees and expenses paid were approximately $11,000 and $1,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

6. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2013 and 2012.

7.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

8. Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2013	$ 1,290	$ 903,000
Second quarter of 2013	1,290	903,000
Third quarter of 2013	1,290	903,000

First quarter of 2012	-	-
Second quarter of 2012	715	500,500
Third quarter of 2012	715	500,500

9. Subsequent Event

The Company’s board of directors declared a cash distribution of $1,290 per preferred share on October 24, 2013 to the holders of record of the Preferred Stock on November 7, 2013, payable on November 27, 2013.

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

The Property primarily has office and retail space, which collectively was approximately 99.6% occupied as of September 30, 2013. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease will become part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and have a commencement date of April 1, 2014. The balance of the space contains an aggregate of 189,889 RSF and has or will become part of the leased premises pursuant to the following put arrangement:

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

Costs and fees paid associated with the Bridge Loan, including the $762,000 Term Loan Component fee, the$300,000 Revolving Line Component fee and a $520,000 exit fee paid to Franklin Street, were $1,582,000 and were fully amortized and included in interest expense in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2012.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the periods ended September 30, 2013 and 2012 was $2,309,000 and $558,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of September 30, 2013 and December 31, 2012.

Building Reserves

The Term Loan requires the Company to maintain a cash balance of $6,000,000. As of September 30, 2013, the Company’s measure of cash reserves beyond operating needs was approximately $7,700,000. Not only does the Company need to continue to maintain the cash balance required by the Term Loan, but it also believes that it is necessary and prudent to build reserves in light of the potential needs for capital expenditures not covered by existing tenant lease obligations. Accordingly, the Company anticipates that until it believes that such reserve levels are established, the Company’s level of dividends on its Preferred Stock will be somewhat reduced from average levels of the past five years. Dividend amounts and cash reserves will be constantly evaluated for levels that best balance current shareholder distributions and required/prudent property capital needs and adjusted as deemed appropriate. Neither the Company nor management can guarantee future dividend levels. The Company’s Board of Directors is ultimately responsible for making (or not making) a dividend declaration.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of September 30, 2013, we had neither sought nor obtained a revolving line of credit.

Possible Future Capital Transaction

We do not intend to borrow any additional money at this time but have the right to obtain the revolving line of credit described above. There can be no assurance that the Company will be able to sell or refinance the Property upon the maturity of the Term Loan or that the proceeds received from such sale or refinancing, or cash raised from the issuance of up to an additional 840 shares of Preferred Stock (which we have the right to do without obtaining consent of the holders of shares of our Preferred Stock) or the use of our revolving line of credit will be sufficient to repay the Term Loan at that time. In light of the Target Lease, we believe that our financial options could be numerous and we intend to monitor the Property’s performance and market conditions and evaluate future opportunities for the Property, including a possible sale of the Property. In that regard, management is currently asking certain qualified commercial real estate brokers to give the Company proposals and estimated pricing ranges on a possible sale of the Property. Management believes that Minneapolis is beginning to attract some broader institutional real estate investor interest and that now may be an opportune time to evaluate the prospects for a possible sale of the Property. Of course, any sale of the Property would be subject to a number of conditions, including approval by our directors and the holders of a majority of the shares of Preferred Stock.

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

Results of Operations

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012.

Revenue

Total revenue remained relatively unchanged at $3.9 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Expenses

Total expenses decreased by $1.8 million to $3.7 million for the three months ended September 30, 2013, as compared to $5.5 million for the three months ended September 30, 2012. This decrease was primarily attributable to a decrease in interest expense of $1.8 million.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

Revenue

Total revenue increased by $0.2 million to $11.5 million for the nine months ended September 30, 2013, as compared to $11.3 million for the nine months ended September 30, 2012. This increase was primarily attributable to the increase in recoverable income of approximately $0.3 million, a decrease in amortization of lease acquisition costs of $0.2 million, which was offset by an increase in the amortization of lease inducements of approximately $0.3 million.

Expenses

Total expenses decreased $3.8 million to $11.0 million for the nine months ended September 30, 2013, as compared to $14.8 million for the nine months ended September 30, 2012. This decrease was primarily attributable to decrease in interest expense of $3.7 million and a decrease in depreciation and amortization of $0.4 million, which was offset by an increase in operating expenses of $0.2 million and a increase in real estate taxes and insurance of $0.1 million.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $11.6 million at September 30, 2013 and $9.7 million at December 31, 2012. The increase of $1.9 million is attributable to $4.7 million provided by operating activities less $0.1 million used in investing activities and $2.7 million used in financing activities.

Management believes that existing cash and cash equivalents as of September 30, 2013 of $11.6 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

As of September 30, 2013, the Term Loan was outstanding in the principal amount of $106.2 million.

Operating Activities

The cash provided by operating activities of $4.7 million for the nine months ended September 30, 2013 was primarily attributable to a net income of approximately $0.6 million, plus the add back of $3.0 million of depreciation and amortization, $0.9 million of amortization of lease acquisition costs, and an increase of $0.4 million of accounts payable and accrued expenses. These increases were partially offset by an increase in step rent receivable of $0.2 million and uses arising from other current accounts of $0.1 million.

Investing Activities

The cash used for investing activities of $0.1 million for the nine months ended September 30, 2013 was for capital expenditures.

Financing Activities

The cash used for financing activities of $2.7 million for the nine months ended September 30, 2013 was attributable to $2.7 million of dividend payments.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of September 30, 2013, we had approximately $3.6 million in accrued liabilities, and $106.2 million in long-term debt in the form of the Term Loan. In the near term, liquidity is generated by cash from operations.

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

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2013 and 2012, management fees paid were $121,000 and $119,000, respectively.

Bridge Loan

For a description of the Bridge Loan from Franklin Street to the Company, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the nine months ended September 30, 2013 and 2012, investor services fees and expenses paid were approximately $11,000 and $1,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: November 12, 2013	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: Novermber 12, 2013	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

