Form 10-K
period 2013-12-31
FSP 50 South Tenth Street Corp
filed 2014-03-07
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒.

As of June 30, 2013, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 700, each as of February 28, 2014.

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
1

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

The Property also has street level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager. For the year ended December 31, 2013, total expenses allocable to the three owners pursuant to the REOA were $650,000, of which $367,000, or 56.5%, was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property primarily has office and retail space, which collectively was approximately 99.6% occupied as of December 31, 2013. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

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

Ryan provides the Company with local, on-site property management and building maintenance services and periodic financial, operating and budget reports relating to the operation of the Property for review by FSP Property Management LLC. Ryan is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Ryan requires the Company to pay Ryan a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month; provided, however, that commencing on April 1, 2014, with respect to any space at the Property directly leased by Target, the monthly fee shall equal two percent (2%) of the net operating receipts collected in the preceding month for such directly leased space. The management agreement between the Company and Ryan may be terminated by the Company without cause at any time, upon at least thirty (30) days written notice.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the years ended December 31, 2013 and 2012 was $3,094,000 and $1,336,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of December 31, 2013.

Revolving Line of Credit

While a line of credit is not expected to be needed, the Company may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of December 31, 2013, the Company had neither sought nor obtained a revolving line of credit.

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

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong. In order to further improve the Property’s position in Minneapolis’ office and retail markets, throughout 2013, management evaluated the Property’s operations for both greater efficiency and for more active and proactive sustainability practices. The Property is Energy Star® certified and, on November 1, 2010, earned LEED® Gold certification from the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance.

Employees

We had no employees as of December 31, 2013.

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

Item 1A.     Risk Factors

Not applicable.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Set forth below is information regarding the Property as of December 31, 2013 and such other date(s) as may be specified:

Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/13	of Tenants	Name of Major Tenants (1)

50 South Tenth Street	11/08/06	498,768	99.6%	27	Oracle America, Inc. (2)
Minneapolis, MN 55403					Target Corporation

1.	Excludes subtenants.
2.	Oracle America leases approximately 242,107 square feet of space (approximately 50% of the Property’s rentable space) through March 2014. Oracle America subleases its office space to Target through March 2014.

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

The Property also has street level retail space and is part of a larger area that we refer to as the Project that covers a full city block in Minneapolis, Minnesota. The Project is comprised of our Property, the Target retail store and the parking garage. The three owners of the Project, the Company, Target and the City of Minneapolis, share expenses and responsibilities for maintenance of the Project under the terms of a Reciprocal Easement and Operation Agreement (REOA), which is administered by Ryan Companies US, Inc., which we refer to as Ryan. The three owners of the Project also share certain common areas and access to four skyway bridges that connect the Project to other buildings, including Target’s world headquarters across the street, and the greater Minneapolis skyway system. Ryan also serves as our property manager. For the year ended December 31, 2013, total expenses allocable to the three owners pursuant to the REOA were $650,000, of which $367,000 or 56.5% was allocated to us as common area expenses. These common area expenses are typically recovered through tenant leases.

The Property primarily has office and retail space, which collectively was approximately 99.6% occupied as of December 31, 2013. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

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

As of February 28, 2013, Franklin Street was the sole holder of record of the Common Stock and there were 637 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on January 9, 2007 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock dividend was declared on December 27, 2006 and was paid in December 2006.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2012	$—
June 30, 2012	500,500
September 30, 2012	500,500
December 31, 2012	766,500

March 31, 2013	$903,000
June 30, 2013	903,000
September 30, 2013	903,000
December 31, 2013	903,000

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2013		2012
	Preferred	%	Preferred	%
Ordinary income	$1,291	36%	$—	0%
Return of Capital	2,321	64%	1,767	100%

Total	$3,612	100%	$1,767	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, the financial performance of Target Corporation (NYSE: TGT), which we refer to as Target, changes in government regulations and regulatory uncertainty, uncertainty about government fiscal policy, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including relatively high levels of unemployment, which directly affects the demand for office space, our primary income producing asset. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment the availability of debt and interest rate fluctuations. However, we believe that unemployment rates have begun to trend lower. We also believe that the Federal Reserve Bank’s tapering program in December 2013 has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations. We could benefit from any further improved economic fundamentals and increasing levels of employment. We believe that the economy could be in the early stages of a cyclically-slower but prolonged broad-based upswing. However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Potential Sale of the Property

On January 16, 2014, we sent a special communication to the holders of our Preferred Stock to inform them that our board of directors had made the decision to try to sell the Property. More specifically, we have retained CBRE, Inc. to facilitate a potential sale of the Property. We believe that the lease extension and expansion with Target, together with an improving and active Minneapolis office building investment climate, are combining to create a potentially advantageous sales opportunity for the holders of our Preferred Stock. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors, review of the consent solicitation documents by the U.S. Securities and Exchange Commission and approval by a majority of the holders of our Preferred Stock.

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

The Property primarily has office and retail space, which collectively was approximately 99.6% occupied as of December 31, 2013. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space. Oracle America, Inc., which we refer to as Oracle America, leases approximately 242,107 RSF of office space through March 31, 2014. Oracle America subleases all of its office space to Target. In addition, Target directly leases approximately 130,908 RSF of office space through March 31, 2030.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the years ended December 31, 2013 and 2012 was $3,094,000 and $1,336,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, which we refer to as the Mortgage, an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of December 31, 2013.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of December 31, 2013, we had neither sought nor obtained a revolving line of credit.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. These policies affect our:

•	recognition of rental income and depreciation and amortization expense;
•	assessment of the carrying values and impairments of long-lived assets; and
•	Classification of leases

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

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenue

Total revenue increased $0.4 million to $15.4 million for the year ended December 31, 2013, as compared to $15.0 million for the year ended December 31, 2012. This increase was primarily attributable to an increase in rental revenue of $0.1 million, a decrease in amortization of lease acquisition costs of $0.1 million, and an increase in recoverable revenue of $0.5 million, which was offset by an increase in the amortization of lease inducements of approximately $0.3 million.

Expenses

Total expenses decreased approximately $3.6 million to $14.7 million for the year ended December 31, 2013, as compared to $18.3 million for the year ended December 31, 2012. This decrease was primarily attributable to a decrease in interest expense of $3.7 million and a decrease in depreciation and amortization of $0.4 million. The decrease was partially offset by an increase in rental operating expenses of $0.3 million and an increase in real estate taxes and insurance of $0.2 million.

Liquidity and Capital Resources

Cash and cash equivalents increased approximately $1.7 million to $11.4 million at December 31, 2013, as compared to $9.7 million for the year ended December 31, 2012. The increase of $1.7 million is attributable to $5.4 million provided by operating activities and was offset by cash used for investing activities of $0.1 million and cash used for financing activities of $3.6 million.

As of December 31, 2013, the Term Loan was outstanding in the principal amount of $106.2 million.

Management believes that existing cash and cash equivalents as of December 31, 2013 of $11.4 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $5.4 million for the year ended December 31, 2013 was primarily attributable to a net income of approximately $0.8 million plus non-cash items of $5.3 million consisting primarily of depreciation and amortization of $4.0 million and amortization of lease acquisition costs of $1.3 million, which was offset by uses arising from other current accounts of $0.7 million.

Investing Activities

The cash used for investing activities for the year ended December 31, 2013 of $0.1 million was attributable to the purchase of real estate assets.

Financing Activities

The cash used for financing activities of $3.6 million for the year ended December 31, 2013 was attributable to the dividend payments.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of December 31, 2013, we had approximately $2.4 million in accrued liabilities and $106.2 million in long-term debt in the form of the Term Loan. In the near term, liquidity is generated by cash from operations.

Secured Debt

For descriptions of the Company’s past and current secured debt, please refer to (i) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”, and (ii) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Term Loan”.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2013 and 2012, management fees paid were $161,000 and $160,000, respectively.

Bridge Loan

For a description of the Bridge Loan from Franklin Street to the Company, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the year ended December 31, 2013 and 2012, investor services fees paid were approximately $16,000 and $3,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2013 is as follows:

Year Ending	Amount
December 31,	(in thousands)
2014	$8,266
2015	7,962
2016	8,080
2017	8,304
2018	8,385
Thereafter	102,298

$143,295

Off-Balance Sheet Arrangements

The Company is not party to any off-balance sheet arrangements other than property management commitments. The Company is a party to a management agreement with Ryan, an unaffiliated third party management company, to provide property management services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services. The management agreement between the Company and Ryan requires the Company to pay Ryan a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month; provided, however, that commencing on April 1, 2014, with respect to any space at the Property directly leased by Target, the monthly fee shall equal two percent (2%) of the net operating receipts collected in the preceding month for such directly leased space. The management agreement between the Company and Ryan may be terminated by the Company without cause at any time, upon at least thirty (30) days written notice. The agreement with FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.

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

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.      Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework.

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2014 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 65, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 58, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE MKT Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 66, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 42, is a Vice President and a director of the Company. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.), The George Washington University (M.A.), and has completed all requirements for an M.B.A. from Cornell University, which will be officially conferred in May of 2014. Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2013 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2014 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

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

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2013 and 2012, management fees paid were $161,000 and $160,000, respectively.

Bridge Loan

For a description of the Bridge Loan from Franklin Street to the Company, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Bridge Loan”.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of our Preferred Stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees paid were approximately $16,000 and $3,000, respectively.

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

Item 14.      Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

On January 10, 2014, the Company was informed by its former independent registered public accounting firm, Braver P.C. (“Braver”), that it had combined its practice (the “Transaction”) with Marcum LLP (“Marcum”) on January 10, 2014. As a result of the Transaction, Braver effectively resigned as the Company’s independent registered public accounting firm. On February 4, 2014, the Company engaged Marcum as the Company’s independent registered public accounting firm.

The following table summarizes the aggregate fees billed by the Company’s former independent registered public accounting firm, Braver, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	2013	2013	2012
Fee Category	Marcum	Braver	Braver
Audit Fees (1)	$49,875	$14,175	$64,050
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	5,250	—	5,250
All Other Fees (4)	—	—	—
	$55,125	$14,175	$69,300

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2013 and 2012.

(4)	The Company was not billed by either independent registered public accounting firm in 2013 or 2012 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 7, 2014 by the undersigned, thereunto duly authorized.

FSP 50 South Tenth Street Corp.

By:    /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 7, 2014

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 7, 2014

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 7, 2014
/s/ Jeffrey B. Carter	Director, Vice President
Jeffrey B. Carter		March 7, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.1	Amended and Restated Promissory Note, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.2	Amended and Restated Promissory Note, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of RBS Citizens, National Association, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.3	Loan Agreement, dated July 27, 2012, among FSP 50 South Tenth Street Corp., Bank of America, N.A. and RBS Citizens, National Association, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.4	ISDA Master Agreement, dated July 27, 2012, between FSP 50 South Tenth Street Corp. and Bank of America, N.A., together with the schedule relating thereto, incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.5	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A., as administrative agent for itself and other lenders, incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.6	Environmental Indemnification and Release Agreement, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A., as administrative agent for itself and other lenders, incorporated herein by reference to Exhibit 10.6 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.7	Collateral Assignment of Interest Rate Protection Agreement, dated July 27, 2012, from FSP 50 South Tenth Street Corp. in favor of Bank of America, N.A., as administrative agent for itself and other lenders, incorporated herein by reference to Exhibit 10.7 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.8	Assignment and Subordination of Management Agreement, dated July 27, 2012, among FSP 50 South Tenth Street Corp., Bank of America, N.A., as administrative agent for itself and other lenders, and Ryan Companies US, Inc. , incorporated herein by reference to Exhibit 10.8 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on July 27, 2012 (File No. 000-52551)

10.9	Office Lease Agreement between FSP 50 South Tenth Street Corp. and Target Corporation dated effective February 29, 2012, incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Current Report on Form 8-K filed on March 1, 2012 (File No. 000-52551)

10.10	Oracle America Lease, as amended, incorporated herein by reference to Exhibit 10.2 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.11	Asset Management Agreement, incorporated herein by reference to Exhibit 10.3 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.12	Investor Services Agreement dated August 14, 2012 by and between FSP 50 South Tenth Street Corp. and FSP Investments LLC., incorporated herein by reference to Exhibit 10.1 to FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 (File No. 000-52551)

10.13	Management Agreement, incorporated herein by reference to Exhibit 10.4 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

10.14	Voting Agreement, incorporated herein by reference to Exhibit 10.5 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP 50 South Tenth Street Corp.’s Registration Statement on Form 10, as amended (File No. 000-52551)

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from FSP 50 South Tenth Street Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) Consolidated Statements of Other Comprehensive Income (Loss); (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

FSP 50 South Tenth Street Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF MARCUM LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FSP 50 South Tenth Street Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of FSP 50 South Tenth Street Corp. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FSP 50 South Tenth Street Corp., as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum llp

Needham, Massachusetts

March 7, 2014

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FSP 50 South Tenth Street Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of FSP 50 South Tenth Street Corp. as of December 31, 2012, and the related consolidated statements of operations, other comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP 50 South Tenth Street Corp. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver P.C.

Needham, Massachusetts

March 12, 2013

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2013	2012

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	98,590	98,290
	120,564	120,264
Less accumulated depreciation	18,452	15,780
Real estate investments, net	102,112	104,484

Acquired real estate leases, net of accumulated amortization of $3,601 and $3,098, respectively	211	714
Acquired favorable real estate leases, net of accumulated amortization of $2,230 and $1,919, respectively	81	392
Cash and cash equivalents	11,445	9,682
Tenant rent receivable	217	56
Step rent receivable	1,294	986
Lease acquisition costs, net	21,622	22,952
Deferred leasing costs, net of accumulated amortization of $914 and $470, respectively	6,375	6,781
Deferred financing costs, net of accumulated amortization of $315 and $93, respectively	798	1,020
Prepaid expenses and other assets	61	24
Other assets: derivative asset	611	—
Total assets	$144,827	$147,091

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,430	$2,346
Tenant security deposits	88	84
Loan payable	106,200	106,200
Other liabilities: derivative termination value	—	1,024
Acquired unfavorable real estate leases, net of accumulated amortization of $1,006 and $865, respectively	210	351
Total liabilities	108,928	110,005

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 shares issued and outstanding
at December 31, 2013 and 2012, aggregate
liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Accumulated other comprehensive gain (loss)	611	(1,024)
Retained earnings and distributions in excess of earnings	(28,936)	(26,114)
Total Stockholders’ Equity	35,899	37,086

Total Liabilities and Stockholders’ Equity	$144,827	$147,091
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2013	2012

Revenues:
Rental	$15,432	$15,032

Total revenue	15,432	15,032

Expenses:

Rental operating expenses	4,713	4,428
Real estate taxes and insurance	2,986	2,844
Depreciation and amortization	3,636	4,001
Interest expense	3,316	7,030

Total expenses	14,651	18,303

Net income (loss) before interest income	781	(3,271)

Interest income	9	4

Net income (loss) attributable to preferred stockholders	$790	$(3,267)

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income (loss) per preferred share, basic and diluted	$1,129	$(4,667)
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Other Comprehensive Income (Loss)

	For the Year Ended December 31,
(in thousands)	2013	2012

Net income (loss)	$790	$(3,267)

Other comprehensive gain (loss):
Unrealized gain (loss) on derivative financial instrument	1,635	(1,024)
Total other comprehensive gain (loss)	1,635	(1,024)

Comprehensive income (loss)	$2,425	$(4,291)
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2012 and 2013

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2012	$—	$—	$64,224	$—	$(21,080)	$43,144

Comprehensive income	—	—	—	(1,024)	(3,267)	(4,291)

Distributions - preferred stockholders or $2,525 per preferred share	—	—	—	—	(1,767)	(1,767)

Balance, December 31, 2012	—	—	64,224	(1,024)	(26,114)	37,086

Comprehensive income	—	—	—	1,635	790	2,425

Distributions - preferred stockholders or $5,160 per preferred share	—	—	—	—	(3,612)	(3,612)

Balance, December 31, 2013	$—	$—	$64,224	$611	$(28,936)	$35,899

See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$790	$(3,267)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	3,858	5,528
Amortization of favorable real estate leases	311	432
Amortization of unfavorable real estate leases	(141)	(140)
Decrease in bad debt reserve	—	(51)
Changes in operating assets and liabilities:
Tenant rent receivable	(161)	10
Step rent receivable	1,022	783
Prepaid expenses and other assets	(37)	116
Accounts payable and accrued expenses	(140)	841
Tenant security deposits	4	(23)
Payment of lease acquisition costs	—	(23,950)
Payment of deferred leasing costs	(55)	(6,846)

Net cash provided by (used for) by operating activities	5,451	(26,567)
Cash flows from investing activities:
Purchase of real estate assets	(76)	(17)

Net cash used for investing activities	(76)	(17)
Cash flows from financing activities:
Distributions to stockholders	(3,612)	(1,767)
Proceeds from loan payable - affiliate	—	30,000
Proceeds from loan payable	—	106,200
Principal payments on loan payable - affiliate	—	(106,200)
Payments of deferred financing costs	—	(1,486)
Net cash provided by (used for) financing activities	(3,612)	26,747
Net increase in cash and cash equivalents	1,763	163
Cash and cash equivalents, beginning of year	9,682	9,519
Cash and cash equivalents, end of year	$11,445	$9,682
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,092	$5,246

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$224	$—

See accompanying notes to consolidated financial statements.
F-8

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2013 and 2012, no impairment charges were recorded.

Depreciation expense of $2,672,000 and $2,659,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to acquired leases that were included in the purchase price when the Company acquired the Property. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $503,000 and $980,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $6,447,000. Detail of the remaining acquired real estate leases is as follows:

	December 31,
(in thousands)	2013	2012
Cost	$3,812	$3,812
Accumulated amortization	(3,601)	(3,098)
Book value	$211	$714

The estimated annual amortization expense for the two years succeeding December 31, 2013 is as follows:

(in thousands)
2014	$177
2015	$34

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the leases when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenant’s lease. Amortization of $311,000 and $432,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

The acquired favorable real estate leases included in the purchase price of the property were $3,198,000. Detail of the remaining acquired favorable real estate leases is as follows:

	December 31,
(in thousands)	2013	2012
Cost	$2,311	$2,311
Accumulated amortization	(2,230)	(1,919)
Book value	$81	$392

The estimated annual amortization expense for the year succeeding December 31, 2013 is as follows:

(in thousands)
2014	$81

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time of property acquisition. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $141,000 and $140,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $1,482,000. Detail of the remaining acquired unfavorable real estate leases is as follows:

	December 31,
(in thousands)	2012	2012
Cost	$1,216	$1,216
Accumulated amortization	(1,006)	(865)
Book value	$210	$351

The estimated annual amortization expense for the two years succeeding December 31, 2013 is as follows:

(in thousands)
2014	$140
2015	$70

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

For the years ended December 31, 2013 and 2012, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31:

	2013	2012
Oracle America	52%	59%
Target	21%	24%

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents, and loan payable approximates their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

Certain leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $1,294,000 and $986,000 at December 31, 2013 and 2012, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenants’ ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. Management monitors outstanding balances and relationships and concluded that no allowance was necessary as of December 31, 2013 and 2012.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreements. Deferred leasing costs of $55,000 and $6,846,000 were incurred during the years ended December 31, 2013 and 2012, respectively. Amortization expense was $461,000 and $362,000 for the years ended December 31, 2013 and 2012, respectively.

LEASE ACQUISITION COSTS

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized into revenue on a straight-line basis over the term of the lease agreement. Amortization of $1,330,000 and $998,000 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, respectively.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION (continued)

A schedule showing the components of rental revenue is shown below.

	Year Ended December 31,
(in thousands)	2013	2012
Income from leases	$9,256	$9,232
Straight-line rent adjustment	(1,022)	(783)
Reimbursable expenses	7,368	6,875
Amortization of favorable leases	(311)	(432)
Amortization of unfavorable leases	141	140

Total	$15,432	$15,032

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2013 and 2012. Subsequent to the completion of the offering shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

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

RECENT ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. This update was effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the disclosures in, or presentation of, our consolidated financial statements.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the years ended December 31, 2013 and 2012 was $3,094,000 and $1,336,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of December 31, 2013.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

4.     Financial Instruments: Derivatives and Hedging (continued)

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2013. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 106,200	0.87%	7/2012	7/2017	$ 611

On December 31, 2013, the derivative instrument was reported as an asset at its fair value of approximately $611,000 and the 2012 derivative instrument was reported as a liability at its fair value of approximately $1,024,000. This is included in other assets: derivative asset and other liabilities: derivative termination value on the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively. Offsetting adjustments are represented as deferred gains or losses on derivative financial instruments in accumulated other comprehensive income (loss) of $1,635,000 and $(1,024,000) for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, $728,000 was reclassified out of other comprehensive income and into interest expense.

Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $171,000 of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

The Company was hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The fair value of the Company’s derivative instrument is determined using the net discounted cash flows of the expected cash flows of the derivative based on the market based interest rate curve. This financial instrument was classified within Level 2 of the fair value hierarchy and was classified as an asset or liability on the Consolidated Balance Sheets.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company’s effective tax rate was not affected by the adoption. The Company files income tax returns in the U.S. federal jurisdiction and the State of Minnesota jurisdiction. The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2010 and thereafter.

For the period ended December 31, 2006 and for the year ended December 31, 2012, the Company incurred a net operating loss for income tax purposes of approximately $4,166,000 and $3,087,000 that can be carried forward until it expires in the year 2026 and 2032, respectively.

At December 31, 2013, the Company’s net tax basis of its real estate assets was $103,860,000.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

5.     Income Taxes (continued)

The following schedule reconciles net income (loss) to taxable income (loss) subject to dividend requirements, which are calculated annually:

(in thousands)	2013	2012

Net income (loss)	$790	$(3,267)

Add: Book depreciation and amortization	3,858	5,528
Amortization of favorable real estate leases	311	432
Deferred rent	(26)	4
Less: Tax depreciation and amortization	(3,256)	(5,429)
Amortization of unfavorable real estate leases	(141)	(140)
Straight-line rents	(308)	(215)
Taxable income (loss)	$1,228	$(3,087)

The following schedule summarizes the tax components of the distributions paid for the year ended December 31,:

(dollars in thousands)	2013		2012
	Preferred	%	Preferred	%
Ordinary income	$1,291	36%	$—	0%
Return of Capital	2,321	64%	1,767	100%

Total	$3,612	100%	$1,767	100%

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

7.       Related Party Transactions

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the years ended December 31, 2013 and 2012, management fees paid were $161,000 and $160,000, respectively.

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

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

7.       Related Party Transactions (continued)

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the years ended December 31, 2013 and 2012, investor services fees and expenses paid were approximately $16,000 and $3,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

8.       Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2014	$ 8,266
	2015	7,962
	2016	8,080
	2017	8,304
	2018	8,385
	Thereafter	102,298

		$ 143,295

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on November 8, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

9.       Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2013 and 2012, the Company owned and operated a twelve-story multi-tenant office and retail building in that one segment.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

10.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2013	2012

Deferred rental income	$1,383	$1,377
Accrued operating expenses	262	257
Accrued interest expense	260	258
Due to tenants	50	229
Accounts payable and other accrued expenses	251	225
Accrued capital expenditures	224	—

Total	$2,430	$2,346

11.     Subsequent Event

The Company’s board of directors declared a cash distribution of $1,290 per preferred share on January 24, 2014 to the holders of record of the Preferred Stock on February 7, 2014, payable on February 14, 2014.

SCHEDULE III

FSP 50 South Tenth Street Corp.

Real Estate and Accumulated Depreciation

December 31, 2013

		Initial Cost			Historical Costs
Description	Encumbrances	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(in thousands)
50 South Tenth Street, Minneapolis, MN	$106,200	$21,974	$97,321	$1,269	$21,974	$98,590	$120,564	$18,452	$102,112	15-39	2006

(1)	The aggregate cost for Federal Income Tax purposes is $128,727.

FSP 50 South Tenth Street Corp.

The following table summarizes the changes in the Company’s real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2013	2012

Real estate investments, at cost:
Balance, beginning of year	$120,264	$120,250
Improvements	300	14
Dispositions	—	—

Balance, end of year	$120,564	$120,264

Accumulated depreciation:
Balance, beginning of year	$15,780	$13,121
Depreciation	2,672	2,659
Dispositions	—	—

Balance, end of year	$18,452	$15,780

