Form 10-Q
period 2014-03-31
FSP 50 South Tenth Street Corp
filed 2014-05-13
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of April 30, 2014.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2014	December 31, 2013

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	98,590	98,590
	120,564	120,564
Less accumulated depreciation	19,129	18,452
Real estate investments, net	101,435	102,112

Acquired real estate leases, net of accumulated amortization of $509 and $3,601, respectively	86	211
Acquired favorable real estate leases, net of accumulated amortization of $47 and $2,230, respectively	3	81
Cash and cash equivalents	12,235	11,445
Tenant rent receivable	245	217
Step rent receivable	1,387	1,294
Lease acquisition costs, net	21,289	21,622
Deferred leasing costs, net of accumulated amortization of $1,030 and $914, respectively	6,268	6,375
Deferred financing costs, net of accumulated amortization of $371 and $315, respectively	742	798
Prepaid expenses and other assets	50	61
Other assets: derivative asset	526	611
Total assets	$144,266	$144,827

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,613	$2,430
Tenant security deposits	88	88
Loan payable	106,200	106,200
Acquired unfavorable real estate leases, net of accumulated amortization of $1,040 and $1,006, respectively	176	210
Total liabilities	109,077	108,928

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares authorized, 700 shares issued and outstanding at March 31, 2014 and December 31, 2013, aggregate liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Accumulated other comprehensive gain	526	611
Retained earnings and distributions in excess of earnings	(29,561)	(28,936)
Total Stockholders’ Equity	35,189	35,899

Total Liabilities and Stockholders’ Equity	$144,266	$144,827
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2104	2013

Revenues:
Rental	$3,987	$3,783

Total revenue	3,987	3,783

Expenses:

Rental operating expenses	1,185	1,115
Real estate taxes and insurance	797	748
Depreciation and amortization	918	906
Interest expense	811	817

Total expenses	3,711	3,586

Net income before interest income	276	197

Interest income	2	2

Net income attributable to preferred stockholders	$278	$199

Weighted average number of preferred shares outstanding,
basic and diluted	700	700

Net income per preferred share, basic and diluted	$397	$284
See accompanying notes to consolidated financial statements.

3

FSP 50 South Tenth Street Corp.
Consolidated Statements of Other Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013

Net income	$278	$199

Other comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(85)	135
Total other comprehensive income	(85)	135

Comprehensive income	$193	$334
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income	$278	$199
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	974	962
Amortization of favorable real estate leases	78	78
Amortization of unfavorable real estate leases	(34)	(35)
Increase in bad debt reserve	—	14
Changes in operating assets and liabilities:
Tenant rent receivable	(28)	(15)
Step rent receivable	240	256
Prepaid expenses and other assets	11	18
Accounts payable and accrued expenses	407	480
Payments of deferred leasing costs	(9)	(3)

Net cash provided by operating activities	1,917	1,954
Cash flows from investing activities:
Purchase of real estate assets	(224)	—

Net cash used for investing activities	(224)	—
Cash flows from financing activities:
Distributions to stockholders	(903)	(903)

Net cash used for financing activities	(903)	(903)

Net increase in cash and cash equivalents	790	1,051

Cash and cash equivalents, beginning of period	11,445	9,682

Cash and cash equivalents, end of period	$12,235	$10,733

Supplemental disclosure of cash flow information:
Cash paid for interest	$757	$757

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiary. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years
Buildings	39
Building Improvements	15-39
Furniture and Equipment	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2014 and December 31, 2013, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs, Financial Instruments, Recent Accounting Standards, Derivative Instruments, and Fair Value Measurements (continued)

Lease Acquisition Costs

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized into revenue on a straight-line basis over the term of the lease agreement. Amortization of $333,000 and $332,000 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU standard establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard is applied prospectively and is effective for annual periods beginning after December 15, 2014.  Early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  The adoption of this ASU is not expected to have a material impact on the disclosures in, or presentation of, our condensed consolidated financial statements.

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

3.	Loan Payable

Term Loan

On July 27, 2012, the Company entered into a new $106,200,000 secured credit facility (the “Term Loan”) providing for the extension of credit to the Company by Bank of America, N.A. (“BofA”) and RBS Citizens, National Association (“RBS Citizens”). The Term Loan was structured as a purchase by BofA and RBS Citizens of a bridge loan previously made to the Company by Franklin Street. Accordingly, in connection with the closing of the Term Loan, the loan documents evidencing and securing the bridge loan were amended and restated. More specifically, on July 27, 2012, the Company executed and delivered an Amended and Restated Promissory Note (the “BofA Note”) to BofA in the principal amount of $60,000,000 and an Amended and Restated Promissory Note (the “RBS Citizens Note”) to RBS Citizens in the principal amount of $46,200,000. All of the proceeds of the Term Loan were funded on July 27, 2012 and used to repay the bridge loan in its entirety. BofA is the Term Loan’s administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated is the Term Loan’s sole lead arranger and sole book manager.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the periods ended March 31, 2014 and 2013 was $755,000 and $761,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of March 31, 2014 and December 31, 2013.

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

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2014. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 106,200	0.87%	7/2012	7/2017	$ 526

As of March 31, 2014, the derivative instrument was reported as an asset at its fair value of approximately $526,000. This is included in other assets: derivative asset on the Consolidated Balance Sheet at March 31, 2014. Offsetting adjustments are represented as deferred gains or losses on derivative financial instruments in accumulated other comprehensive (income) loss of $85,000 and ($135,000) for the periods ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, and 2013, $187,000 and $176,000, respectively, was reclassified out of other comprehensive income and into interest expense.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financial Instruments: Derivatives and Hedging (continued)

Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $158,000 of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2014 and 2013, management fees paid were $43,000 and $41,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2014 and 2013, investor services fees and expenses paid were approximately $4,000 for both periods.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

6.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2014 and 2013.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

8.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2014	$1,290	$903,000

First quarter of 2013	1,290	903,000

9.	Potential Sale of the Property

On January 16, 2014, the Company sent a special communication to the holders of Preferred Stock to inform them that the board of directors had made the decision to recommend the sale of the Property and had retained CBRE, Inc. to facilitate a potential sale of the Property.  Any sale of the Property would be subject to a number of conditions, including approval by the board of directors and approval by a majority of the holders of our Preferred Stock through a consent solicitation.  The consent solicitation would also be subject to review by the U.S. Securities and Exchange Commission.

10.	Subsequent Event

The Company’s board of directors declared a cash distribution of $1,290 per preferred share on April 24, 2014 to the holders of record of the Preferred Stock on May 8, 2014, payable on May 15, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, the financial performance of Target Corporation (NYSE:TGT), which we refer to as Target, changes in government regulations and regulatory uncertainty, uncertainty about government fiscal policy, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, including relatively high levels of unemployment, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of debt and interest rate fluctuations.  However, unemployment rates have been trending lower.  We also believe that the Federal Reserve Bank’s current tapering program has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Potential Sale of the Property

On January 16, 2014, we sent a special communication to the holders of our Preferred Stock to inform them that our board of directors had made the decision to try to sell the Property. More specifically, we have retained CBRE, Inc. to facilitate a potential sale of the Property. We believe that the lease extension and expansion with Target, together with an improving and active Minneapolis office building investment climate, are combining to create a potentially advantageous sales opportunity for the holders of our Preferred Stock. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors, review of the consent solicitation documents by the U.S. Securities and Exchange Commission and approval by a majority of the holders of our Preferred Stock. We have been pleased to receive meaningful interest in the Property from potential purchasers and continue to work with CBRE, Inc. on facilitating a potential sale of the Property.

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

The Property primarily has office and retail space, which collectively was approximately 99.6% occupied as of March 31, 2014. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease will become part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and had a commencement date of April 1, 2014. The balance of the space contains an aggregate of 189,889 RSF and has or will become part of the leased premises pursuant to the following put arrangement:

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

Management believes that the position of the Property within Minneapolis’ office and retail markets is strong. In order to further improve the Property’s position in Minneapolis’ office and retail markets, management periodically evaluates the Property’s operations for both greater efficiency and for more active and proactive sustainability practices. The Property is Energy Star® certified and, on November 1, 2010, earned LEED® Gold certification from the U.S. Green Building Council in the Leadership in Energy and Environmental Design for Existing Buildings: Operations and Maintenance.

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

Term Loan

On July 27, 2012, we entered into a new $106,200,000 secured credit facility, which we refer to as the Term Loan, providing for the extension of credit to the Company by Bank of America, N.A., which we refer to as BofA, and RBS Citizens, National Association, which we refer to as RBS Citizens. The Term Loan was structured as a purchase by BofA and RBS Citizens of a bridge loan previously made to the Company by Franklin Street. Accordingly, in connection with the closing of the Term Loan, the loan documents evidencing and securing the bridge loan were amended and restated. More specifically, on July 27, 2012, we executed and delivered an Amended and Restated Promissory Note, which we refer to as the BofA Note, to BofA in the principal amount of $60,000,000 and an Amended and Restated Promissory Note, which we refer to as the RBS Citizens Note, to RBS Citizens in the principal amount of $46,200,000. All of the proceeds of the Term Loan were funded on July 27, 2012 and used to repay the bridge loan in its entirety. BofA is the Term Loan’s administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated is the Term Loan’s sole lead arranger and sole book manager.

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the periods ended March 31, 2014 and 2013 was $755,000 and $761,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of March 31, 2014 and December 31, 2013.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of March 31, 2014, we had neither sought nor obtained a revolving line of credit.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013.

Revenue

Total revenue increased by $0.2 million to $4.0 million for the three months ended March 31, 2014, as compared to $3.8 million for the three months ended March 31, 2013. This increase was primarily attributable to an increase in recoverable income.

Expenses

Total expenses increased by $0.1 million to $3.7 million for the three months ended March 31, 2014, as compared to $3.6 million for the three months ended March 31, 2013. This increase was primarily attributable to an increase in operating expenses and taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $12.2 million at March 31, 2014 and $11.4 million at December 31, 2013. The increase of $0.8 million is attributable to $1.9 million provided by operating activities less $0.2 million used in investing activities and $0.9 million used in financing activities.

Management believes that existing cash and cash equivalents as of March 31, 2014 of $12.2 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

As of March 31, 2014, the Term Loan was outstanding in the principal amount of $106.2 million.

Operating Activities

The cash provided by operating activities of $1.9 million for the three months ended March 31, 2014 was primarily attributable to net income of approximately $0.3 million, plus the add back of $1.0 million of depreciation and amortization, $0.3 million of amortization of lease acquisition costs, and an increase of $0.4 million of accounts payable and accrued expenses. These increases were partially offset by an increase in step rent receivable of $0.1 million.

Investing Activities

The cash used for investing activities of $0.2 million for the three months ended March 31, 2014 was for capital expenditures.

Financing Activities

The cash used for financing activities of $1.0 million for the three months ended March 31, 2014 was attributable to $1.0 million of dividend payments.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of March 31, 2014, we had approximately $2.6 million in accrued liabilities, and $106.2 million in long-term debt in the form of the Term Loan. In the near term, liquidity is generated by cash from operations.

Secured Debt

For descriptions of the Company’s past and current secured debt, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Term Loan”.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the three months ended March 31, 2014 and 2013, management fees paid were $43,000 and $41,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the three months ended March 31, 2014 and 2013, investor services fees and expenses paid were approximately $4,000 for both periods.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: May 13, 2014	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 13, 2014	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

