Form 10-Q
period 2014-06-30
FSP 50 South Tenth Street Corp
filed 2014-08-12
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐     Accelerated filer [_]

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 700, each as of July 31, 2014.

FSP 50 South Tenth Street Corp.

Form 10-Q

Quarterly Report

June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

FSP 50 South Tenth Street Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2014	December 31, 2013

Assets:
Real estate investments, at cost:
Land	$21,974	$21,974
Buildings and improvements	98,606	98,590
	120,580	120,564
Less accumulated depreciation	19,807	18,452
Real estate investments, net	100,773	102,112

Acquired real estate leases, net of accumulated amortization of $526 and $3,601, respectively	69	211
Acquired favorable real estate leases, net of accumulated amortization of $48 and $2,230, respectively	1	81
Cash and cash equivalents	10,808	11,445
Tenant rent receivable	4	217
Step rent receivable	1,706	1,294
Lease acquisition costs, net	20,956	21,622
Deferred leasing costs, net of accumulated amortization of $1,145 and $914, respectively	6,208	6,375
Deferred financing costs, net of accumulated amortization of $427 and $315, respectively	686	798
Prepaid expenses and other assets	131	61
Other assets: derivative asset	61	611
Total assets	$141,403	$144,827

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$1,184	$2,430
Tenant security deposits	88	88
Loan payable	106,200	106,200
Acquired unfavorable real estate leases, net of accumulated amortization of $1,076 and $1,006, respectively	140	210
Total liabilities	107,612	108,928

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,540 shares
authorized, 700 shares issued and outstanding
at June 30, 2014 and December 31, 2013, aggregate
liquidation preference $70,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	64,224	64,224
Accumulated other comprehensive income	61	611
Retained earnings and distributions in excess of earnings	(30,494)	(28,936)
Total Stockholders’ Equity	33,791	35,899

Total Liabilities and Stockholders’ Equity	$141,403	$144,827
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013

Revenues:
Rental	$3,871	$3,826	$7,858	$7,609

Total revenue	3,871	3,826	7,858	7,609

Expenses:

Rental operating expenses	1,148	1,194	2,333	2,309
Real estate taxes and insurance	802	748	1,599	1,496
Depreciation and amortization	810	906	1,728	1,812
Interest expense	825	825	1,636	1,642
General and administrative	318	—	318	—

Total expenses	3,903	3,673	7,614	7,259

Income (loss) before interest income	(32)	153	244	350

Interest income	2	2	4	4

Net income (loss) attributable to preferred stockholders	$(30)	$155	$248	$354

Weighted average number of preferred shares outstanding, basic and diluted	700	700	700	700

Net income per preferred share, basic and diluted	$(43)	$221	$354	$506
See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Net income (loss)	$(30)	$155	$248	$354

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(465)	1,850	(550)	1,985
Total other comprehensive income (loss)	(465)	1,850	(550)	1,985

Comprehensive income (loss)	$(495)	$2,005	$(302)	$2,339

	See accompanying notes to consolidated financial statements.

FSP 50 South Tenth Street Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income	$248	$354
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,840	1,923
Amortization of favorable real estate leases	80	155
Amortization of unfavorable real estate leases	(70)	(70)
Increase in bad debt reserve	—	14
Changes in operating assets and liabilities:
Tenant rent receivable	213	(1)
Step rent receivable	254	513
Prepaid expenses and other assets	(70)	(38)
Accounts payable and accrued expenses	(1,022)	(458)
Tenant security deposits	—	4
Payments of deferred leasing costs	(64)	(9)

Net cash provided by operating activities	1,409	2,387
Cash flows from investing activities:
Purchase of real estate assets	(240)	(1)

Net cash used for investing activities	(240)	(1)
Cash flows from financing activities:
Distributions to stockholders	(1,806)	(1,806)

Net cash used for financing activities	(1,806)	(1,806)

Net increase (decrease) in cash and cash equivalents	(637)	580

Cash and cash equivalents, beginning of period	11,445	9,682

Cash and cash equivalents, end of period	$10,808	$10,262

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,533	$1,540

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$—	$52
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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2014 and December 31, 2013, no impairment charges were recorded.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization, Basis of Presentation, Real Estate and Depreciation, Lease Acquisition Costs, Financial Instruments, Recent Accounting Standards, Derivative Instruments, and Fair Value Measurements (continued)

Lease Acquisition Costs

The lease acquisition costs represent incentive payments made in the leasing of commercial space. On February 29, 2012, the Company and Target Corporation (“Target”) entered into a new Office Lease Agreement and in lieu of any tenant improvement allowance, abatement of rent or any other lease concessions, the Company paid Target a tenant incentive payment in the amount of $23,950,000. These costs are capitalized and amortized into revenue on a straight-line basis over the term of the lease agreement. Amortization of $666,000 and $665,000 is included as a reduction of rental income in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013, respectively.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU establishes criteria to evaluate whether transactions should be classified as discontinued operations and requires additional disclosure for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  This standard is applied prospectively and is effective for annual periods beginning after December 15, 2014.  Early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued.  The adoption of this ASU is not expected to have a material impact on the disclosures in, or presentation of, our consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This update is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the consolidated financial statements

Derivative Instruments

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the periods ended June 30, 2014 and 2013 was $1,524,000 and $1,531,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of June 30, 2014 and December 31, 2013.

4.	Financial Instruments: Derivatives and Hedging

On July 27, 2012, the Company fixed the 30-day LIBOR interest rate for the five year term of the Term Loan at 0.87% per annum pursuant to an interest rate swap agreement.

The interest rate swap agreement qualifies as a cash flow hedge and has been recognized on the Consolidated Balance Sheets at fair value. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings, which may increase or decrease reported net income (loss) and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2014. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$ 106,200	0.87%	7/2012	7/2017	$ 61

As of June 30, 2014, the derivative instrument was reported as an asset at its fair value of approximately $61,000. This is included in other assets: derivative asset on the Consolidated Balance Sheet at June 30, 2014. Offsetting adjustments are represented as deferred gains or losses on derivative financial instruments in accumulated other comprehensive (income) loss of ($550,000) and $1,985,000 for the periods ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, $192,000 and $355,000, respectively, was reclassified out of other comprehensive income and into interest expense.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financial Instruments: Derivatives and Hedging (continued)

Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $20,000 of the current balance held in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

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

Asset Management Agreement

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2014 and 2013, management fees paid were $76,000 and $81,000, respectively.

Investor Services Agreement

On August 14, 2012, the Company entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of the Company’s preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the Company’s organization, (b) the Company’s acquisition of the Property and (c) the sale of the Company’s equity interests. The FSPI Agreement requires the Company to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2014 and 2013, investor services fees and expenses paid were approximately $9,000 and $7,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in January 2007, Franklin Street has not been entitled to share in earnings or any dividend related to the Common Stock.

6.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2014 and 2013.

FSP 50 South Tenth Street Corp.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

8.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions
First quarter of 2014	$1,290	$903,000
Second quarter of 2014	1,290	903,000
First quarter of 2013	1,290	903,000
Second quarter of 2013	1,290	903,000

9.	Potential Sale of the Property

On July 31, 2014, the Company filed a definitive proxy information statement (the “Consent Solicitation”) with the SEC. The Consent Solicitation, among other items, requests the consent of the holders of the Preferred Stock to the sale of the Property to an unaffiliated third-party buyer for a minimum gross sales price of $164,500,000. At this time, the Company is not able to predict the outcome of the Consent Solicitation, which would be required to sell the Property. Consummation of the sale of the Property is subject to certain risks, as described in the Consent Soliciation.

10.	Subsequent Event

On March 19, 2014, a Minnesota limited liability company, 9s on the Mall, LLC (the “Plaintiff”), commenced an action against the Company in Hennepin County District Court, State of Minnesota (Case No. 27-CV-14-3873). The dispute related to a skyway owned by the Company. In its complaint, the Plaintiff brought four causes of action. First, the Plaintiff sought declaratory relief that the construction and maintenance of the skyway was unlawful. Second, the Plaintiff alleged that the Company’s use of the skyway constituted a trespass on the Plaintiff’s property rights. Third, the Plaintiff alleged that the existence of the skyway was a nuisance and had injured the Plaintiff in an unspecified manner. Finally, the Plaintiff sought an order removing the skyway. On July 10, 2014, without admitting any wrongdoing or liability, the Company entered into a Mediation Settlement Agreement (the “Settlement Agreement”) with the Plaintiff with respect to the litigation. Pursuant to the Settlement Agreement, on July 17, 2014, the Company paid $250,000 to the Plaintiff, the litigation was dismissed with prejudice and the lis pendens that had been recorded against the Property was discharged. The $250,000 payment was accrued on the Company’s consolidated statements of operations as general and administrative expense for the three and six months ended June 30, 2014.

The Company’s board of directors declared a cash distribution of $1,290 per preferred share on July 24, 2014 to the holders of record of the Preferred Stock on August 7, 2014, payable on August 14, 2014.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, the financial performance of Target Corporation (NYSE:TGT), which we refer to as Target, changes in government regulations and regulatory uncertainty, uncertainties relating to fiscal policy, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of slow economic growth, with slowly declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset.  The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates.  However, unemployment rates have been trending lower.  We also believe that the Federal Reserve Bank’s current tapering program has been generally received as a harbinger of real improvement in the economy, which could bode well for our real estate operations.  We could benefit from any further improved economic fundamentals and increasing levels of employment.  We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing.  However, future economic factors may negatively affect real estate values, occupancy levels and property income.

Potential Sale of the Property

On July 31, 2014, we filed a definitive proxy information statement, which we refer to as the Consent Solicitation, with the SEC. The Consent Solicitation, among other items, requests the consent of the holders of our Preferred Stock to the sale of the Property to an unaffiliated third-party buyer for a minimum gross sales price of $164,500,000. At this time, we are not able to predict the outcome of the Consent Solicitation, which would be required to sell the Property. Consummation of the sale of the Property is subject to certain risks, as described in the Consent Soliciation.

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

The Property primarily has office and retail space, which collectively was approximately 99.9% occupied as of June 30, 2014. There are approximately 449,233 rentable square feet, which we refer to as RSF, of office space, approximately 36,415 RSF of retail space and approximately 13,120 RSF of storage space.

On February 29, 2012, the Company and Target entered into a new Office Lease Agreement, which we refer to as the Target Lease, whereby Target extended and expanded its lease of space at the Property, effectively leasing 100% of the Property’s office space (449,233 RSF) through March 31, 2030 with no early termination rights. The office space that is subject to the Target Lease has or will become part of the leased premises at different times that are tied to the expiration dates of existing leases at the Property. However, in the event that any office space that is currently leased by an existing tenant becomes available prior to its scheduled expiration date, Target is required to accept delivery of such office space on the earlier of (i) the date three months after the Company provides written notice of the availability of such office space to Target or (ii) the originally scheduled commencement date for such office space. The initial leased premises contain an aggregate of 259,344 RSF, are located on floors 7-11 and a portion of floor 4 and had a commencement date of April 1, 2014. The balance of the space contains an aggregate of 189,889 RSF and has or will become part of the leased premises pursuant to the following put arrangement:

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

Although the interest rate on the Term Loan is variable, under the Loan Agreement the Company was required to fix the 30-day LIBOR interest rate by entering into an interest rate swap agreement with BofA. On July 27, 2012, the Company entered into an ISDA Master Agreement with BofA that fixed the 30-day LIBOR interest rate on the Term Loan at 0.87% per annum for the term of the Term Loan. Accordingly, when combined with the required 2.00% spread over 30-day LIBOR interest rate, the all-in interest rate on the Term Loan is 2.87% per annum. Total interest expense on the Term Loan for the periods ended June 30, 2014 and 2013 was $1,524,000 and $1,531,000, respectively.

The BofA Note, the RBS Citizens Note and the Loan Agreement are secured by an Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders (the “Mortgage”), an Environmental Indemnification and Release Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, a Collateral Assignment of Interest Rate Protection Agreement dated July 27, 2012 from the Company in favor of BofA as administrative agent for itself and other lenders, and an Assignment and Subordination of Management Agreement dated July 27, 2012 by and among the Company, BofA as administrative agent for itself and other lenders and Ryan Companies US, Inc. The Mortgage constitutes a lien against the Property and has been recorded in the Office of the Hennepin County Registrar of Titles. The documents evidencing and securing the Term Loan contain customary representations and warranties, as well as customary events of default and affirmative and negative covenants. The Company was in compliance with the Term Loan covenants as of June 30, 2014 and December 31, 2013.

Revolving Line of Credit

While a line of credit is not expected to be needed, we may, without the consent of any holder of shares of our Preferred Stock but subject to any required lender consents, obtain a revolving line of credit of up to $46,200,000 on commercially reasonable terms to be used for capital improvements, operating expenses, working capital requirements or to refinance the Company’s debt and fund other Company purposes, if needed. As of June 30, 2014, we had neither sought nor obtained a revolving line of credit.

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

Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013.

Revenue

Total revenue increased by $0.1 million to $3.9 million for the three months ended June 30, 2014, as compared to $3.8 million for the three months ended June 30, 2013. This increase was primarily attributable to changes of $0.1 million in the amortization of acquired favorable/unfavorable real estate leases.

Expenses

Total expenses increased by $0.2 million to $3.9 million for the three months ended June 30, 2014, as compared to $3.7 million for the three months ended June 30, 2013. This increase was primarily attributable to a $0.3 million increase in general and administrative expense related to litigation settlement. The increase was partially offset by the $0.1 million decrease in depreciation and amortization expense.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013.

Revenue

Total revenue increased by $0.3 million to $7.9 million for the six months ended June 30, 2014, as compared to $7.6 million for the six months ended June 30, 2013. This increase was primarily attributable to the increase in recoverable income of approximately $0.1 million and changes in the amortization of acquired favorable/unfavorable real estate leases of $0.1 million.

Expenses

Total expenses increased by $0.3 million to $7.6 million for the three months ended June 30, 2014, as compared to $7.3 million for the three months ended June 30, 2013. This increase was primarily attributable to a $0.3 million increase in general and administrative expense related to a litigation settlement.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $10.8 million at June 30, 2014 and $11.4 million at December 31, 2013. The decrease of $0.6 million is attributable to $0.2 million used in investing activities and $1.8 million used in financing activities, which was offset by $1.4 million provided by operating activities.

Management believes that existing cash and cash equivalents as of June 30, 2014 of $10.8 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

As of June 30, 2014, the Term Loan was outstanding in the principal amount of $106.2 million.

Operating Activities

The cash provided by operating activities of $1.4 million for the six months ended June 30, 2014 was primarily attributable to net income of approximately $0.2 million, plus the add back of $1.8 million of depreciation and amortization, $0.7 million of amortization of lease acquisition costs, and a decrease in tenant receivable of $0.2 million. These increases were partially offset by an increase in step rent receivable of $0.4 million, a decrease in accounts payable and accrued expenses of $1.0 million and payments of deferred leasing costs of $0.1 million.

Investing Activities

The cash used for investing activities of $0.2 million for the six months ended June 30, 2014 was for capital expenditures.

Financing Activities

The cash used for financing activities of $1.8 million for the six months ended June 30, 2014 was attributable to $1.8 million of dividend payments.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and distributions to equity holders. As of June 30, 2014, we had approximately $1.2 million in accrued liabilities, and $106.2 million in long-term debt in the form of the Term Loan. In the near term, liquidity is generated by cash from operations.

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

Related Party Transactions

Asset Management Agreement

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2014 and 2013, management fees paid were $76,000 and $81,000, respectively.

Investor Services Agreement

On August 14, 2012, we entered into an Investor Services Agreement, which we refer to as the FSPI Agreement, with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street, which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests. The FSPI Agreement requires us to pay a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement. For the six months ended June 30, 2014 and 2013, investor services fees and expenses paid were approximately $9,000 and $7,000, respectively.

Ownership of Common Stock

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in January 2007, Franklin Street has not been entitled to share in our earnings or any dividend related to our Common Stock.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 19, 2014, a Minnesota limited liability company, 9s on the Mall, LLC (the “Plaintiff”), commenced an action against the Company in Hennepin County District Court, State of Minnesota (Case No. 27-CV-14-3873). The dispute related to a skyway owned by the Company. In its complaint, the Plaintiff brought four causes of action. First, the Plaintiff sought declaratory relief that the construction and maintenance of the skyway was unlawful. Second, the Plaintiff alleged that the Company’s use of the skyway constituted a trespass on the Plaintiff’s property rights. Third, the Plaintiff alleged that the existence of the skyway was a nuisance and had injured the Plaintiff in an unspecified manner. Finally, the Plaintiff sought an order removing the skyway. On July 10, 2014, without admitting any wrongdoing or liability, the Company entered into a Mediation Settlement Agreement (the “Settlement Agreement”) with the Plaintiff with respect to the litigation. Pursuant to the Settlement Agreement, on July 17, 2014, the Company paid $250,000 to the Plaintiff, the litigation was dismissed with prejudice and the lis pendens that had been recorded against the Property was discharged.

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

FSP 50 SOUTH TENTH STREET CORP.

Date	Signature	Title

Date: August 12, 2014	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 12, 2014	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Purchase and Sale Agreement by and between FSP 50 South Tenth Street Corp. and UNION INVESTMENT REAL ESTATE GmbH, dated June 25, 2014

31.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP 50 South Tenth Street Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP 50 South Tenth Street Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP 50 South Tenth Street Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

