Form 10-K
period 2015-12-31
FSP 50 South Tenth Street Corp
filed 2016-03-30
CIK 1379075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.* Yes ☐ No .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes☐ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.* ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

As of June 30, 2015, the aggregate fair market value of common stock held by non-affiliates of FSP 50 South Tenth Street Corp. was $0.

The number of shares of common stock outstanding and preferred stock outstanding of FSP 50 South Tenth Street Corp. at December 31, 2015 was not applicable. As of December 31, 2015 there were 700 units of beneficial interest in FSP 50 South Tenth Street Corp. Liquidating Trust outstanding.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Annual Report on Form 10-K for the year then ended December 31, 2015. Risk factors are described under Part II, Item 1A of this report. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

Distributions

The Plan of Dissolution provides that liquidating distributions will be made to the beneficiaries as determined by the Trustee. On September 19, 2014, the Trust effected the conveyance of the initial liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $64,400,000 pursuant to the Plan of Dissolution. On June 11, 2015, the Trust effected the conveyance of the second liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $1,750,000 pursuant to the Plan of Dissolution.

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

The Trust has issued an annual information statement to our beneficiaries with tax information for their 2015 tax returns. Beneficiaries are urged to consult with their own tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

The Trust evaluates its probable exposures associated with the tax filing positions of both 50 South and the Trust. At December 31, 2015, the Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Trust’s provision for income taxes payable, and as a result, the Trust’s determinations may not prove to be accurate. 50 South and/or the Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

A Successor Trustee may need to be appointed to complete the Plan of Dissolution, which could delay the final distribution and closing of the Trust.

The Trust Agreement provides that in the event of death, resignation or removal of the Trustee, a successor trustee will be appointed. In such event, there may be a delay in the administration of the Trust while the successor trustee is appointed and takes office, which may delay the final liquidating distribution, if any, and the closure of the Trust

.

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

Beneficiaries

As of February 28, 2016, there were 646 holders of beneficial interest in the Trust. The rights of beneficiaries in the Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each beneficiary holding units of record and such beneficiary’s aggregate units of beneficial interest in the Trust.

Dividends

Distributions

On September 19, 2014, following the dissolution of 50 South, the Trustee authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $64,400,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 3, 2014. On June 11, 2015, the Trust effected the conveyance of the second liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $1,750,000 pursuant to the Plan of Dissolution

Equity Compensation Plan Information

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation or decreases in the estimated realizable value of assets will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including expenses of the Trustee, legal expenses, accounting expenses, tax expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2015 and 2014, such costs were estimated at approximately $200,000 and $250,000, respectively. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On September 3, 2014, the remaining net assets of 50 South, totaling $66,728,000, were transferred to the Trust. As of December 31, 2014, net assets in liquidation of the Trust totaled $2,028,000.

As of December 31, 2015, net assets in liquidation of the Trust totaled $278,000, as follows:

Assets

As of December 31, 2015 and 2014, the Trust retained approximately $515,000 and $2,403,000 in assets, respectively. As of December 31, 2015, all $515,000 of the assets are comprised of cash and cash equivalents. As of December 31, 2014, assets comprised of $570,000 in cash and cash equivalents, the right to receive up to $1,645,000 in escrow proceeds in accordance with the terms of the Purchase and Sale Agreement and related documents, and $188,000 in receivables. The Purchase and Sale Agreement required 50 South to deposit $1,645,000 in an escrow account held by a title company for a period of nine months from the closing of the sale of the Property on September 2, 2014 as security for any claim made by the buyer for breach of any of 50 South’s representations in the Purchase and Sale Agreement. All of these funds were returned to the Trust on June 2, 2015.

Liabilities

As of December 31, 2015 and 2014, the Trust retained approximately $37,000 and $125,000 in liabilities, respectively, comprised of accounts payable, accrued expenses, taxes and professional fees and the Trust has estimated that it will incur approximately $200,000 and $250,000, respectively, in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets (In thousands, except units outstanding):

	December 31,	December 31,
	2015	2014
Net assets in liquidation	$278	$2,028
Number of beneficial units outstanding at each respective date	700	700
Net asset value per unit	$0.40	$3

Comparison of the year ended December 31, 2015 to the period September 3, 2014 to December 31, 2014

Net assets in liquidation decreased $1,750,000, or $2,500 per unit, during the year ended December 31, 2015. The decrease in our net assets in liquidation is the result of the Trustee having authorized, pursuant to the Trust Agreement, a second liquidating distribution of a total of $1,750,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of June 11, 2015.

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

Liquidity and Capital Resources

We believe that our cash and cash equivalents balance of approximately $515,000 should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2015. While we anticipate that our existing cash and cash equivalents balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Dissolution for the next twelve months, we can provide no assurances that this will be the case.

At December 31, 2015, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Dissolution.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2015 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement, the purchase and sale agreement relating to the sale of the Property, and all banking arrangements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted by our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of September 30, 2015 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2015.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Trustee’s assessment of the effectiveness of our internal controls over financial reporting was not audited. The Trustee’s report is not subject to attestation pursuant to the rules of the Securities and Exchange Commission.

Item 9B.       Other Information

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

As of December 31, 2015, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust.

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

Item 11.       Executive Compensation

As of December 31, 2015, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

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

Item 14.       Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)(1) Financial Statements and Financial Statement Schedules.

Page
Unaudited Statement of Net Assets in Liquidation as of December 31, 2015 and 2014	15
Unaudited Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2015 and for the period September 3, 2014 to December 31, 2014	16
Notes to Unaudited Financial Statements	17

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

FSP 50 South Tenth Street Corp. Liquidating Trust

Statement of Net Assets in Liquidation

(in thousands, unaudited)

	December 31,
	2015	2014

Assets
Cash and cash equivalents	$515	$570
Restricted Cash	—	1,645
Receivables and other assets	—	188
	$515	$2,403

Liabilities
Accounts payable and accrued expenses	$37	$125
Costs to be incurred during liquidation	200	250
	237	375

Net Assets in Liquidation	$278	$2,028

The accompanying notes are an integral part of this unaudited financial statement.

FSP 50 South Tenth Street Corp. Liquidating Trust

Statement of Changes in Net Assets in Liquidation

For the Period September 3, 2014 to December 31, 2014

and For the Year ended December 31, 2015

(in thousands, unaudited)

Net Assets in liquidation, September 3, 2014	$—
Changes in net assets in liquidation:
Transfer from 50 South	66,728
Costs to be incurred during liquidation	(300)
Net Change in net assets in liquidation	66,428
Amount of authorized distribution in 2014	64,400
Net increase in net assets in liquidation	2,028
Net Assets in liquidation, December 31, 2014	2,028
Amount of authorized distribution in 2015	1,750
Net Assets in liquidation, Decembr 31, 2015	$278

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

FSP 50 South Tenth Street Corp. Liquidating Trust
Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

As of December 31, 2015 and 2014, cash and cash equivalents total approximately $515,000 and $570,000, respectively, which consist of funds held in bank deposit accounts. Cash equivalents are stated at costs plus accrued interest approximates market value.

Restricted Cash

As of December 31, 2014, restricted cash was approximately $1,645,000 representing funds held in an escrow account by a title company as security for any claim of breach of any of 50 South’s representations in the purchase and sale agreement signed in connection with the sale of 50 South’s real property on September 2, 2014. Funds were returned to the Trust on June 2, 2015 and were used for additional liquidating distributions made in 2015.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2015 and 2014, the Trust held cash and cash equivalents and restricted cash of approximately $265,000 and $1,715,000, respectively, in excess of the FDIC insurance limits.

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

Costs to be incurred during liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2015 and 2014, such costs were estimated at approximately $200,000 and $250,000, respectively. Our estimates are based on assumptions regarding costs to be incurred in executing the Trust Agreement, as described above in Note 1. The actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

FSP 50 SOUTH TENTH STREET CORP. LIQUIDATING TRUST

(Registrant)

By:      FSP Property Management LLC, its Trustee

Date: March 30, 2016	By: /s/ John G. Demeritt
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